Form 10-Q
period 2023-06-30
PHINIA INC.
filed 2023-08-07
CIK 1968915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission file number 001-41708
PHINIA INC.

(Exact name of registrant as specified in its charter)

Delaware	92-2483604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 University Drive, Auburn Hills, Michigan	48326
(Address of Principal Executive Offices)	(Zip Code)
Registrant's telephone number, including area code (248) 732-1900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	PHIN	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 2, 2023, the registrant had 47,013,661 shares of voting common stock outstanding.

PHINIA
FORM 10-Q
THREE AND SIX MONTHS ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PHINIA
CONDENSED COMBINED BALANCE SHEETS (UNAUDITED)

(in millions)	June 30, 2023	December 31, 2022
ASSETS
Cash, cash equivalents and restricted cash	$213	$251
Receivables, net	827	749
Due from BorgWarner, current	64	142
Inventories	518	459
Prepayments and other current assets	48	40
Total current assets	1,670	1,641

Property, plant and equipment, net	901	924
Investments and long-term receivables	92	117
Due from BorgWarner, non-current	46	208
Goodwill	490	490
Other intangible assets, net	421	432
Other non-current assets	249	262
Total assets	$3,869	$4,074

LIABILITIES AND EQUITY
Accounts payable	$478	$500
Due to BorgWarner, current	99	285
Other current liabilities	370	385
Total current liabilities	947	1,170

Long-term debt	25	28
Due to BorgWarner, non-current	643	957
Retirement-related liabilities	83	79
Other non-current liabilities	179	197
Total liabilities	1,877	2,431

Commitments and contingencies (Note 18)

BorgWarner investment	2,053	1,731
Accumulated other comprehensive loss	(61)	(88)
Total equity	1,992	1,643
Total liabilities and equity	$3,869	$4,074
See accompanying Notes to Condensed Combined Financial Statements.

PHINIA
CONDENSED COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Net sales	$887	$796	$1,722	$1,638
Cost of sales	698	638	1,361	1,306
Gross profit	189	158	361	332

Selling, general and administrative expenses	103	101	202	201
Other operating expense, net	30	8	45	11
Operating income	56	49	114	120

Equity in affiliates’ earnings, net of tax	(3)	(1)	(6)	(3)
Interest expense, net	4	4	7	8
Other postretirement income	(1)	(8)	(1)	(17)
Earnings before income taxes	56	54	114	132

Provision for income taxes	21	13	44	34
Net earnings	$35	$41	$70	$98
See accompanying Notes to Condensed Combined Financial Statements.

PHINIA
CONDENSED COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Net earnings	$35	$41	$70	$98

Other comprehensive income (loss)
Foreign currency translation adjustments(1)	10	(84)	30	(87)
Defined benefit pension plans(1)	—	(6)	(1)	(7)
Hedge instruments(1)	(4)	2	(2)	1
Total other comprehensive income (loss)	6	(88)	27	(93)

Comprehensive income (loss)	$41	$(47)	$97	$5
_____________
(1) Net of income taxes.
See accompanying Notes to Condensed Combined Financial Statements.

PHINIA
CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(in millions)	2023	2022
OPERATING
Net earnings	$70	$98
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and tooling amortization	70	73
Intangible asset amortization	14	14
Restructuring expense, net of cash paid	2	3
Asset impairments	—	5
Stock-based compensation expense	4	5
Deferred income tax expense	8	—
Other non-cash adjustments, net	4	(4)
Adjustments to reconcile net earnings to net cash provided by operating activities	172	194
Changes in assets and liabilities, excluding foreign currency translation adjustments:
Receivables	(71)	(65)
Receivables due from BorgWarner	7	3
Inventories	(52)	(71)
Prepayments and other current assets	(10)	3
Accounts payable and other current liabilities	(13)	33
Accounts payable and accrued expenses due to BorgWarner	(3)	2
Prepaid taxes and income taxes payable	29	6
Other assets and liabilities	(26)	(28)
Net cash provided by operating activities	33	77
INVESTING
Capital expenditures, including tooling outlays	(80)	(60)
Payments for investment in equity securities	(2)	(1)
Proceeds from asset disposals and other, net	2	3
Net cash used in investing activities	(80)	(58)
FINANCING
Cash outflows related to debt due to/from BorgWarner	(94)	(117)
Cash inflows related to debt due to/from BorgWarner	36	20
Purchase of noncontrolling interest	—	(3)
Net transfers from (to) BorgWarner	58	(3)
Net cash used in financing activities	—	(103)
Effect of exchange rate changes on cash	9	(6)
Net decrease in cash and cash equivalents	(38)	(90)
Cash and cash equivalents at beginning of year	251	259
Cash and cash equivalents at end of period	$213	$169

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) during the year for:
Interest, net	$(1)	$(2)
Income taxes, net of refunds	$18	$28
Non-cash investing transactions:
Period end accounts payable related to property, plant, and equipment purchases	$30	$26
See accompanying Notes to Condensed Combined Financial Statements.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

INTRODUCTION
The accompanying Condensed Combined Financial Statements and notes present the condensed combined statements of operations, balance sheets, and cash flows of the Fuel Systems and Aftermarket businesses of BorgWarner Inc. (“PHINIA” or the “Company”). PHINIA is a leader in the development, design and manufacture of integrated components and systems that optimize performance, increase efficiency and reduce emissions in combustion and hybrid propulsion for commercial vehicles and industrial applications (medium-duty and heavy-duty trucks, buses and other off-highway construction, marine, agricultural and industrial applications) and light vehicles (passenger cars, trucks, vans and sport-utility vehicles). The Company is a global supplier to most major original equipment manufacturers (“OEMs”) seeking to meet and exceed increasingly stringent global regulatory requirements and satisfy consumer demands for an enhanced user experience. Additionally, the Company offers a wide range of original equipment service (“OES”) solutions and remanufactured products as well as an expanded range of products for the independent (non-OEM) aftermarket.
Transition to Standalone Company
On December 6, 2022, BorgWarner Inc. (“BorgWarner”) announced plans for the complete legal and structural separation of BorgWarner’s Fuel Systems and Aftermarket businesses from BorgWarner by the spin-off of its wholly-owned subsidiary, PHINIA Inc., which was formed on February 9, 2023 and holds BorgWarner’s Fuel Systems and Aftermarket businesses (the “Spin-Off”).
On July 3, 2023, PHINIA completed the Spin-Off in a transaction intended to qualify as tax-free to the Company’s stockholders for U.S. federal income tax purposes, which was accomplished by the distribution of the outstanding common stock of PHINIA Inc. to holders of record of common stock of BorgWarner on a pro rata basis. Each holder of record of common stock of BorgWarner received one share of PHINIA Inc. common stock for every five shares of common stock of BorgWarner held on June 23, 2023, the record date (the “Record Date”). In lieu of fractional shares of PHINIA, stockholders of the Company received cash. As a result of these transactions, all of the assets, liabilities, and legal entities comprising BorgWarner’s Fuel Systems and Aftermarket businesses are now owned directly, or indirectly through its subsidiaries, by PHINIA Inc. PHINIA Inc. is an independent public company trading under the symbol “PHIN” on the New York Stock Exchange.

NOTE 1     BASIS OF PRESENTATION
The accompanying Condensed Combined Financial Statements and notes present the combined results of operations, financial positions, and cash flows of the Fuel Systems and Aftermarket businesses of BorgWarner for the periods presented on a “carve-out basis” and as historically operated by BorgWarner. The Condensed Combined Financial Statements have been derived from the Consolidated Financial Statements and accounting records of BorgWarner using the historical results of operations and historical basis of assets and liabilities of the Company on a “carve-out basis” and reflect BorgWarner’s net investment in the Company. The Company’s Condensed Combined Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair statement of results have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The balance sheet as of December 31, 2022 was derived from the audited financial statements as of that date.

Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and accompanying notes, as well as amounts of revenues and expenses reported during the periods covered by those financial statements and accompanying notes. The Condensed Combined Financial Statements may not be indicative of the Company’s future performance and do not necessarily reflect what the financial position, results of operations, and cash flows would have been had it operated as a standalone company during the periods presented.
The Condensed Combined Statements of Operations include all revenues and costs directly attributable to the Company, including costs for facilities, functions, and services utilized. Costs for certain centralized functions and programs provided and administered by BorgWarner are charged directly to the Company. These centralized functions and programs include, but are not limited to research and development and information technology.
A portion of BorgWarner’s total corporate expenses have been allocated to the Company for services rendered by BorgWarner. These expenses include the cost of corporate functions and resources, including, but not limited to, executive management, finance, accounting, legal, human resources, research and development and sales. Additionally, a portion of the Company’s corporate expenses have been allocated to BorgWarner for charges incurred related to subsidiaries of BorgWarner historically supported by the Company, primarily related to information technology. These expenses were allocated based on direct usage when identifiable or, when not directly identifiable, on the basis of proportional net revenues, legal entities, headcount or weighted-square footage, as applicable. The Company considers the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to, or the benefit received by, both the Company and BorgWarner during the periods presented. However, the allocations may not reflect the expenses the Company would have incurred if the Company had been a standalone company for the periods presented. For the three and six months ended June 30, 2023 net corporate allocation expenses totaled $54 million and $89 million, respectively, For the three and six months ended June 30, 2022 net corporate allocation expenses totaled $39 million and $69 million, respectively. Corporate allocation expenses were primarily included in selling, general and administrative expenses.
In addition to the allocations above, the Company provides application testing and other research and development services for other BorgWarner businesses. For the three and six months ended June 30, 2023, income related to these activities of $1 million and $2 million, respectively, have been included in Other operating expense, net in the Condensed Combined Statements of Operations. For the three and six months ended June 30, 2022, income related to these activities of $4 million and $6 million, respectively, have been included in Other operating expense, net in the Condensed Combined Statements of Operations.
Actual costs that may have been incurred if the Company had been a standalone company would depend on a number of factors, including the organizational structure, whether functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure. Going forward, the Company may perform these functions using its own resources.
BorgWarner utilized several centralized approaches to cash management and financing of its operations. The cash and cash equivalents held by BorgWarner are not specifically identifiable to the Company and therefore have not been reflected in the Company’s Condensed Combined Balance Sheets. Alternatively, the cash and cash equivalents held by the Company, and used to fund the underlying operations of PHINIA, have been reflected in the Company’s Condensed Combined Balance Sheets. Separately, the Company and BorgWarner participated in various cash pooling arrangements to manage liquidity and fund operations. Any balances owed to the Company from BorgWarner as a result of these cash arrangements that were anticipated to be settled in cash are reflected as Due from BorgWarner. Any balances due from the Company to BorgWarner as a result of these cash arrangements that were anticipated to be settled in cash are reflected as Due to BorgWarner. Certain other cash pooling balances that were not anticipated to be settled in cash are presented within BorgWarner Investment in the Condensed Combined Financial Statements.
The Condensed Combined Financial Statements include certain assets and liabilities that have been determined to be attributable to the Company, including certain assets and liabilities that were historically held at the corporate level in BorgWarner. BorgWarner’s third-party long-term debt and the related interest expense have not been allocated to the Company for any of the periods presented because the Company was not the legal obligor of such debt. Any long-term debt specifically attributed to the Company has been reflected in the Condensed Combined Balance Sheets.
Because a direct ownership relationship did not exist in the Company, a BorgWarner investment is shown in lieu of stockholders’ equity in the Condensed Combined Financial Statements. All intercompany transactions within the Company have been eliminated. All transactions between the Company and BorgWarner have been included in these Condensed Combined Financial Statements. The total net effect of the settlement of the transactions between the Company and BorgWarner, exclusive of those historically settled in cash, is reflected in the Condensed Combined Statements of Cash Flows in Cash flows from financing activities as Net transfers from (to) BorgWarner and in the Condensed Combined Balance Sheets as BorgWarner investment. For those transactions between the Company and BorgWarner that were historically settled in cash, the Company has reflected such balances in the Condensed Combined Balance Sheets as Due from BorgWarner or Due to BorgWarner. Intercompany loans between the Company and BorgWarner have also been included within the Condensed Combined Balance Sheets as Due from BorgWarner and Due to BorgWarner. Refer to Note 19, “Related-Party Transactions,” for further information regarding these balances.

NOTE 2     REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company manufactures and sells products, primarily to OEMs of commercial vehicle industrial applications and light vehicles, to certain tier one vehicle systems suppliers and into the aftermarket. The Company’s payment terms are based on customary business practices and vary by customer type and products offered. The Company has evaluated the terms of its arrangements and determined that they do not contain significant financing components.
Generally, revenue is recognized upon shipment or delivery; however, a limited number of the Company’s customer arrangements for its highly customized products with no alternative use provide the Company with the right to payment during the production process. As a result, for these limited arrangements, revenue is recognized as goods are produced and control transfers to the customer using the input cost-to-cost method. The Company recorded a contract asset of $2 million at both June 30, 2023 and December 31, 2022 for these arrangements. These amounts are reflected in Prepayments and other current assets in the Company’s Condensed Combined Balance Sheets.
In limited instances, certain customers have provided payments in advance of receiving related products, typically at the onset of an arrangement prior to the beginning of production. These contract liabilities are reflected as Other current liabilities in the Condensed Combined Balance Sheets and were $3 million at December 31, 2022. There was no balance at June 30, 2023. These amounts are reflected as revenue over the term of the arrangement (typically 3 to 7 years) as the underlying products are shipped and represent the Company’s remaining performance obligations as of the end of the period.
The following table represents a disaggregation of revenue from contracts with customers by reportable segment and region for the three and six months ended June 30, 2023 and 2022. Refer to Note 20, “Reportable Segments And Related Information to the Condensed Combined Financial Statements,” for more information.

	Three months ended June 30, 2023
(In millions)	Fuel Systems	Aftermarket	Total
Americas	$171	$200	$371
Europe	256	116	372
Asia	124	20	144
Total	$551	$336	$887

	Three months ended June 30, 2022
(In millions)	Fuel Systems	Aftermarket	Total
Americas	$129	$205	$334
Europe	225	102	327
Asia	119	16	135
Total	$473	$323	$796

	Six months ended June 30, 2023
(In millions)	Fuel Systems	Aftermarket	Total
Americas	$338	$398	$736
Europe	479	228	707
Asia	243	36	279
Total	$1,060	$662	$1,722

	Six months ended June 30, 2022
(In millions)	Fuel Systems	Aftermarket	Total
Americas	$266	$397	$663
Europe	470	200	670
Asia	275	30	305
Total	$1,011	$627	$1,638

NOTE 3     RESTRUCTURING
The Company’s restructuring expenditures are primarily included in Other operating expense, net of the Condensed Combined Statements of Operations. The Company’s restructuring activities are undertaken as necessary to execute management’s strategy and streamline operations, consolidate and take advantage of available capacity and resources, and ultimately achieve net cost reductions. Restructuring activities include efforts to integrate and rationalize the Company’s business and to relocate operations to best-cost locations.
The Company’s restructuring expenses consist primarily of employee termination benefits (principally severance and/or other termination benefits) and other costs, which are primarily professional fees and costs related to equipment moves.
The following table displays a roll forward of the restructuring liability recorded within the Company’s Condensed Combined Balance Sheets and the related cash flow activity:

(in millions)	Employee termination benefits	Other	Total
Balance at January 1, 2023	$20	$—	$20
Restructuring expense, net	5	1	6
Cash payments	(12)	(1)	(13)
Balance at June 30, 2023	13	—	13
Less: Non-current restructuring liability	(2)	—	(2)
Current restructuring liability at June 30, 2023	$11	$—	$11

(in millions)	Employee termination benefits	Other	Total
Balance at January 1, 2022	$60	$—	$60
Restructuring expense, net	2	3	5
Cash payments	(31)	(2)	(33)
Foreign currency translation adjustment and other	(2)	—	(2)
Balance at June 30, 2022	29	1	30
Less: Non-current restructuring liability	(8)	—	(8)
Current restructuring liability at June 30, 2022	$21	$1	$22
During the three and six months ended June 30, 2023, the Company recorded $2 million and $6 million, respectively, of restructuring costs for individually approved restructuring actions that primarily related to reductions in headcount in the Fuel Systems segment.
In 2019, the Company announced a restructuring plan to reshape and realign its global technical center footprint and reduce salaried and contract staff. The Company recorded charges of $5 million during the six months ended June 30, 2022, primarily related to employee severance and equipment moves in the Fuel Systems segment. The actions under this program are complete.
Estimates of restructuring expense are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established accruals.
The Company continues to evaluate different options across its operations to reduce existing structural costs. The Company will recognize restructuring expense associated with any future actions at the time they are approved and become probable or are incurred. Any future actions could result in significant restructuring expense.
NOTE 4     RESEARCH AND DEVELOPMENT COSTS
The Company’s net research & development (“R&D”) expenditures are primarily included in Selling, general and administrative expenses of the Condensed Combined Statements of Operations. Customer reimbursements are netted against gross R&D expenditures as they are considered a recovery of cost. Customer reimbursements for prototypes are recorded net of prototype costs based on customer contracts, typically either when the prototype is shipped or when it is accepted by the customer. Customer reimbursements for engineering services are recorded when performance obligations are satisfied in accordance with the contract. Financial risks and rewards transfer upon shipment, acceptance of a prototype component by the customer or upon completion of the performance obligation as stated in the respective customer agreement. The Company has various customer arrangements relating to R&D activities that it performs at its various R&D locations.

The following table presents the Company’s gross and net expenditures on R&D activities:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Gross R&D expenditures	$49	$51	$98	$102
Customer reimbursements	(21)	(22)	(41)	(48)
Net R&D expenditures	$28	$29	$57	$54
NOTE 5     OTHER OPERATING EXPENSE, NET
Items included in Other operating expense, net consist of:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Merger, acquisition and divestiture expense	$41	$12	$59	$22
Related-party royalty income	(12)	(6)	(17)	(13)
Related-party R&D income	(1)	(4)	(2)	(6)
Asset impairment	—	5	—	5
Restructuring	2	3	6	5
Other income, net	—	(2)	(1)	(2)
Other operating expense, net	$30	$8	$45	$11
Merger and acquisition expense: During the three and six months ended June 30, 2023, the Company recorded merger, acquisition and divestiture expense of $41 million and $59 million, respectively, primarily related to professional fees associated with the intended separation of the Company. During the three and six months ended June 30, 2022, the Company recorded merger, acquisition and divestiture expense of $12 million and $22 million, respectively, primarily related to professional fees associated with the intended separation of the Company.
Related-party royalty income: The Company participates in royalty arrangements with other BorgWarner businesses, which involve the licensing of the Delphi Technologies trade name and product-related intellectual properties. For the three and six months ended June 30, 2023, the Company recognized royalty income from other BorgWarner businesses in the amount of $12 million and $17 million, respectively. For the three and six months ended June 30, 2022, the Company recognized royalty income from other BorgWarner businesses in the amount of $6 million and $13 million, respectively. Refer to Note 19, "Related-Party Transactions," for further information.
Related-party R&D income: The Company provides application testing and other R&D services for other BorgWarner businesses. For the three and six months ended June 30, 2023, the Company recognized income related to these services of $1 million and $2 million, respectively. For the three and six months ended June 30, 2022, the Company recognized income related to these services of $4 million and $6 million, respectively. Refer to Note 19, "Related-Party Transactions," for further information.

NOTE 6 INCOME TAXES
The Company’s provision for income taxes is based upon an estimated annual effective tax rate for the year applied to domestic and foreign income. On a quarterly basis, the annual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.

The Company’s effective tax rate for the three months ended June 30, 2023 and 2022 was 38% and 24%, respectively. The effective tax rate for the three months ended June 30, 2023 increased as compared to the prior year as a result of a change in the jurisdictional mix of pre-tax earnings, most notably an increase in pre-tax losses where no tax benefit is recognized.
The Company’s effective tax rate for the six months ended June 30, 2023 and 2022 was 39% and 26%, respectively. The effective tax rate for the six months ended June 30, 2023 increased as compared to the prior year as a result of a change in the jurisdictional mix of pre-tax earnings, most notably an increase in pre-tax losses where no tax benefit is recognized.
The annual effective tax rates differ from the U.S. statutory rate primarily due to foreign rates which vary from those in the U.S., jurisdictions with pretax losses for which no tax benefit could be realized, U.S. taxes on foreign earnings, and permanent differences between book and tax treatment for certain items including enhanced deduction of research and development expenses in certain jurisdictions.

For periods ended on or prior to July 3, 2023, the Company’s operations have been included in BorgWarner’s U.S. federal consolidated tax return, certain foreign tax returns, and certain state tax returns. For the purposes of these financial statements, the Company’s income tax provision was computed as if the Company filed separate tax returns (i.e., as if the Company had not been included in the consolidated income tax return group with BorgWarner). The separate return method applies ASC 740 to the Combined Financial Statements of each member of a consolidated tax group as if the group member were a separate taxpayer. As a result, actual tax transactions included in the consolidated financial statements of BorgWarner may not be included in these Combined Financial Statements. Further, the Company’s tax results as presented in the Combined Financial Statements may not be reflective of the results that the Company expects to generate in the future. Also, the tax treatment of certain items reflected in the Combined Financial Statements may not be reflected in the Consolidated Financial Statements and tax returns of BorgWarner.

NOTE 7     INVENTORIES
A summary of Inventories is presented below:

(in millions)	June 30, 2023	December 31, 2022
Raw material and supplies	$301	$275
Work-in-progress	38	39
Finished goods	179	145
Inventories	$518	$459

NOTE 8     OTHER CURRENT AND NON-CURRENT ASSETS

(in millions)	June 30, 2023	December 31, 2022
Prepayments and other current assets:
Prepaid taxes	$12	$11
Customer return assets	7	6
Prepaid engineering	5	3
Derivative instruments	4	7
Deposits	4	3
Other	16	10
Total prepayments and other current assets	$48	$40

Investments and long-term receivables:
Investment in equity affiliates	$49	$44
Long-term receivables	39	71
Investment in equity securities	4	2
Total investments and long-term receivables	$92	$117

Other non-current assets:
Deferred income taxes	$161	$157
Operating leases	67	80
Other	21	25
Total other non-current assets	$249	$262

NOTE 9     GOODWILL AND OTHER INTANGIBLES
During the fourth quarter of each year, the Company assesses its goodwill and indefinite-lived intangible assets assigned to each of its reporting units. In addition, the Company may test goodwill in between annual test dates if an event occurs or circumstances change that could more-likely-than-not reduce the fair value of a reporting unit below its carrying value. No events or circumstances were noted in the first six months of 2023 requiring additional assessment or testing. Future changes in the judgments, assumptions and estimates from those used in acquisition-related valuations and goodwill impairment testing, including discount rates or future operating results and related cash flow projections, could result in significantly different estimates of the fair values in the future. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect the Company’s financial statements in any given year.
A summary of the components in the carrying amount of goodwill as of June 30, 2023 and December 31, 2022 is as follows:

(in millions)	Fuel Systems	Aftermarket	Total
Gross goodwill balance	$58	$545	$603
Accumulated impairment losses	—	(113)	(113)
Net goodwill balance	$58	$432	$490

The Company’s other intangible assets, primarily from acquisitions, consist of the following:

		June 30, 2023			December 31, 2022
(in millions)	Estimated useful lives (years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Patented and unpatented technology	14 - 15	$144	$35	$109	$144	$30	$114
Customer relationships	14 - 15	266	94	172	263	85	178
Total amortized intangible assets		410	129	281	407	115	292
Unamortized trade names		140	—	140	140	—	140
Total other intangible assets		$550	$129	$421	$547	$115	$432

NOTE 10     PRODUCT WARRANTY
The Company provides warranties on some, but not all, of its products. The warranty terms are typically from one to three years. Provisions for estimated expenses related to product warranty are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and industry developments and recoveries from third parties. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. Management believes that the warranty accrual is appropriate; however, in certain cases, initial customer claims exceed the amount accrued. The Company’s warranty provisions are primarily included in Cost of sales in the Condensed Combined Statements of Operations. The product warranty accrual is allocated to current and non-current liabilities in the Condensed Combined Balance Sheets.
The following table summarizes the activity in the product warranty accrual accounts:

(in millions)	2023	2022
Beginning balance, January 1	$60	$68
Adjustments of prior estimates	—	4
Provisions for current period sales	20	19
Payments	(23)	(22)
Other, primarily translation adjustment	(1)	(3)
Ending balance, June 30	$56	$66
The product warranty liability is classified in the Condensed Combined Balance Sheets as follows:

(in millions)	June 30, 2023	December 31, 2022
Other current liabilities	$29	$32
Other non-current liabilities	27	28
Total product warranty liability	$56	$60

NOTE 11     NOTES PAYABLE AND DEBT
As of June 30, 2023 and December 31, 2022, the Company had debt outstanding as follows:

(in millions)	June 30, 2023	December 31, 2022
Long-term debt
5.000% Senior notes due 10/01/25 ($24 million par value)	$25	$26
Other long-term debt	—	2
Total long-term debt	$25	$28
Less: current portion	—	—
Long-term debt, net of current portion	$25	$28
The following table provides details on Interest expense, net included in the Condensed Combined Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Interest expense - related party	$15	$5	$22	$10
Interest expense	3	2	5	3
Interest income - related party	(12)	(2)	(15)	(4)
Interest income	(2)	(1)	(5)	(1)
Interest expense, net	$4	$4	$7	$8
As of both June 30, 2023 and December 31, 2022, the estimated fair values of the Company’s senior unsecured notes totaled $23 million. The estimated fair value was $2 million and $3 million lower than carrying value at June 30, 2023 and December 31, 2022, respectively. Fair market values of the senior unsecured notes are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying values of the Company’s other debt facilities approximate fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.
Credit Agreement
On July 3, 2023, the Company entered into a $1.225 billion Credit Agreement consisting of a $500 million revolving credit facility (the “Revolving Facility”), a $300 million term loan A facility (the “Term Loan A Facility”) and a $425 million term loan B facility (the “Term Loan B Facility”; together with the Revolving Facility and the Term Loan A Facility, collectively, the “Facilities”) in correlation with the Spin-Off that occurred on the same date. Subject to extension by the lenders, at their option, upon the Company’s request, the Facilities mature on July 3, 2028; provided, however, that if earlier, the Revolving Facility and the Term Loan A Facility will mature 91 calendar days prior to the scheduled maturity of the Term Loan B Facility or any refinancing or replacement thereof in an aggregate principal amount exceeding $100 million that is secured pari passu with the Revolving Facility and the Term Loan A Facility and matures on or prior to July 3, 2028.
Borrowings under the Credit Agreement bear interest at varying rates, depending on the type of loan and, in some cases, the rates of designated benchmarks and the Company’s related election. For borrowings under the Credit Agreement, the Company may choose among the following interest rates: (i) solely in the case of U.S. dollar-denominated loans, an interest rate equal to the highest of (1) the prime rate in effect from time to time, (2) the federal funds effective rate in effect from time to time plus 0.5%, (3) adjusted term Secured Overnight Financing Rate (“SOFR”) (which includes a 0.10% credit spread adjustment to term SOFR) for a one month interest period plus 1.00%, and (4) 1.00%, in each case plus a rate (x) with respect to the Revolving Facility and the Term Loan A Facility, ranging from 1.50% to 2.00% depending on the Company’s consolidated net leverage ratio or (y) with respect to the Term Loan B Facility, 3.00%; or (ii) an interest rate equal to (1) solely in the case of U.S. dollar-denominated loans, adjusted term SOFR, (2) solely in the case of euro-denominated loans, Euro Interbank Offered Rate (“EURIBOR”), or (3) solely in the case of pound sterling-denominated loans, adjusted Sterling Overnight Index Average Reference Rate (“SONIA”) (which includes a 0.0326% credit spread adjustment to SONIA), as applicable, in each case for the applicable interest period plus a rate (x) with respect to adjusted term SOFR for the Revolving Facility and the Term Loan A Facility, EURIBOR and SONIA, ranging from 2.50% to 3.00% depending on our consolidated net leverage ratio, and (y) with respect to adjusted term SOFR for the Term Loan B Facility, 4.00%. Additionally, the Company will pay a quarterly commitment fee based on the actual daily amount of the available Revolving Facility commitment.
Proceeds of the Term Loan A Facility and the Term Loan B Facility were used only for certain payments in connection with the Spin-Off and the Credit Agreement. Proceeds of the Revolving Facility were used for certain payments in connection with the Spin-Off and the Credit Agreement and for working capital and general corporate purposes. As of July 3, 2023, $75 million is outstanding under the Revolving Facility, $300 million is outstanding under the Term Loan A Facility and $425 million is outstanding under the Term Loan B Facility, totaling $800 million aggregate principal outstanding under the Facilities.
The Credit Agreement contains customary covenants relating to us and our subsidiaries concerning, among other things, investments, dispositions of assets, indebtedness, liens on assets, and dividends and other distributions. Solely in respect of the Revolving Facility and the Term Loan A Facility, the Credit Agreement also contains financial covenants requiring (i) the consolidated net leverage ratio of the Company, determined as of the end of each fiscal quarter, not to exceed 3.00 to 1.00 (or, at our election and subject to certain conditions, 3.50 to 1.00 for the period in which such election is made and the next succeeding testing period and, thereafter, 3.25 to 1.00 for the next two succeeding testing periods) and (ii) the consolidated interest coverage ratio of the Company, determined as of the end of each fiscal quarter, to be at least 3.00 to 1.00.

NOTE 12     OTHER CURRENT AND NON-CURRENT LIABILITIES
Additional detail related to liabilities is presented in the table below:

(in millions)	June 30, 2023	December 31, 2022
Other current liabilities:
Customer related	$96	$96
Payroll and employee related	72	81
Income taxes payable	41	28
Product warranties (Note 10)	29	32
Accrued freight	17	13
Operating leases	16	18
Employee termination benefits (Note 3)	11	16
Deferred engineering	9	17
Other	79	84
Total other current liabilities	$370	$385

Other non-current liabilities:
Deferred income taxes	$55	$46
Operating leases	54	67
Uncertain tax positions	29	37
Product warranties (Note 10)	27	28
Other	14	19
Total other non-current liabilities	$179	$197

NOTE 13     FAIR VALUE MEASUREMENTS
ASC Topic 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC Topic 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair values as follows:
Level 1:Observable inputs such as quoted prices for identical assets or liabilities in active markets;
Level 2:Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in ASC Topic 820:
A.Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities or a group of assets or liabilities, such as a business.
B.Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).
The following tables classify assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

		Basis of fair value measurements
(in millions)	Balance at June 30, 2023	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation Technique
Assets:
Foreign currency contracts	$4	$—	$4	$—	A
Liabilities:
Foreign currency contracts	$(2)	$—	$(2)	$—	A

		Basis of fair value measurements
(in millions)	Balance at December 31, 2022	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation Technique
Assets:
Foreign currency contracts	$7	$—	$7	$—	A
Liabilities:
Foreign currency contracts	$(1)	$—	$(1)	$—	A
NOTE 14     FINANCIAL INSTRUMENTS
The Company’s financial instruments include cash and cash equivalents, marketable securities and accounts receivable. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments may include long-term debt, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivative contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. An adjustment for non-performance risk is considered in the estimate of fair value in derivative assets based on the counterparty credit default swap (“CDS”) rate. When the Company is in a net derivative liability position, the non-performance risk adjustment is based on its CDS rate. At June 30, 2023 and December 31, 2022, the Company had no derivative contracts that contained credit-risk-related contingent features.
The Company, at times, uses certain commodity derivative contracts to protect against commodity price changes related to forecasted raw material and component purchases. The Company had no outstanding commodity contracts at June 30, 2023 and December 31, 2022.
The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to optimize its interest costs. The Company, at times, selectively uses interest rate swaps to reduce market value risk associated with changes in interest rates (fair value hedges and cash flow hedges). At June 30, 2023 and December 31, 2022, the Company had no outstanding interest rate swaps or options.
The Company uses foreign currency forward and option contracts to protect against exchange rate movements for forecasted cash flows, including capital expenditures, purchases, operating expenses or sales transactions designated in currencies other than the functional currency of the operating unit. In addition, the Company uses foreign currency forward contracts to hedge exposure associated with its net investment in certain foreign operations (net investment hedges). Foreign currency derivative contracts require the Company, at a future date, to either buy or sell foreign currency in exchange for the operating units’ local currency. At June 30, 2023 and December 31, 2022, the following foreign currency derivative contracts were outstanding and mature through the ending duration noted below:

Foreign currency derivatives (in millions)[1]
Functional currency	Traded currency	Notional in traded currency June 30, 2023	Notional in traded currency December 31, 2022	Ending duration
Chinese Renminbi	British Pound	13	23	Dec-23
Chinese Renminbi	Euro	27	39	Dec-23
Euro	British Pound	32	54	Dec-23
Euro	Polish Zloty	—	49	—
Euro	U.S. Dollar	—	19	—
U.S. Dollar	Mexico Peso	—	992	—
U.S. Dollar	British Pound	8	17	Dec-23
U.S. Dollar	Thailand Baht	—	1,790	—
_____________
(1)Table above excludes non-significant traded currency pairings with total notional amounts less than $10 million U.S. Dollar equivalent as of June 30, 2023 and December 31, 2022.
At June 30, 2023 and December 31, 2022, the following amounts were recorded in the Condensed Combined Balance Sheets as being payable to or receivable from counterparties under ASC Topic 815:

(in millions)	Assets			Liabilities
Derivatives designated as hedging instruments Under Topic 815:	Balance Sheet Location	June 30, 2023	December 31, 2022	Balance Sheet Location	June 30, 2023	December 31, 2022
Foreign currency	Prepayments and other current assets	$4	$7	Other current liabilities	$2	$1
Effectiveness for cash flow hedges is assessed at the inception of the hedging relationship and quarterly, thereafter. Gains and losses arising from these contracts that are included in the assessment of effectiveness are deferred into accumulated other comprehensive income (loss) (“AOCI”) and reclassified into income as the underlying operating transactions are recognized. These realized gains or losses offset the hedged transaction and are recorded on the same line in the statement of operations. The initial value of any component excluded from the assessment of effectiveness is recognized in income using a systematic and rational method over the life of the hedging instrument. Any difference between the change in fair value of the excluded component and amounts recognized in income under that systematic and rational method are recognized in AOCI.
Effectiveness for net investment hedges is assessed at the inception of the hedging relationship and quarterly, thereafter. Gains and losses arising from these contracts that are included in the assessment of effectiveness are deferred into foreign currency translation adjustments and only released when the subsidiary being hedged is sold or substantially liquidated. The initial value of any component excluded from the assessment of effectiveness is recognized in income using a systematic and rational method over the life of the hedging instrument. Any difference between the change in fair value of the excluded component and amounts recognized in income under that systematic and rational method is recognized in AOCI.

The table below shows deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less for designated net investment hedges. The amount expected to be reclassified to income in one year or less assumes no change in the current relationship of the hedged item at June 30, 2023 market rates.

(in millions)	Deferred loss in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract Type	June 30, 2023	December 31, 2022
Foreign currency	$(7)	$(4)	$—
Derivative instruments designated as hedging instruments as defined by ASC Topic 815 held during the period resulted in the following gains and losses recorded in income:

	Three months ended June 30, 2023
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income line items in which the effects of cash flow hedges are recorded	$887	$698	$103	$6
Gain (loss) on cash flow hedging relationships:
Foreign currency
Loss recognized in Other comprehensive income (loss)	$—	$—	$—	$(4)

	Six months ended June 30, 2023
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income line items in which the effects of cash flow hedges are recorded	$1,722	$1,361	$202	$27
Gain (loss) on cash flow hedging relationships:
Foreign currency
Loss recognized in Other comprehensive income	$—	$—	$—	$(2)

	Three months ended June 30, 2022
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income line items in which the effects of cash flow hedges are recorded	$796	$638	$101	$(88)
Gain (loss) on cash flow hedging relationships:
Foreign currency
Gain recognized in Other comprehensive loss	$—	$—	$—	$2

	Six months ended June 30, 2022
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income line items in which the effects of cash flow hedges are recorded	$1,638	$1,306	$201	$(93)
Gain (loss) on cash flow hedging relationships:
Foreign currency
Gain recognized in Other comprehensive income (loss)	$—	$—	$—	$1
The gains or losses recorded in income related to components excluded from the assessment of effectiveness for derivative instruments designated as cash flow hedges were immaterial for the periods presented.
Gains and losses on derivative instruments designated as net investment hedges were immaterial for the periods presented.
Derivatives not designated as hedging instruments are used to hedge remeasurement exposures of monetary assets and liabilities denominated in currencies other than the operating units' functional currency. These derivatives resulted in the following gains (losses) recorded in income:

(in millions)		Three months ended June 30,		Six months ended June 30,
Contract Type	Location	2023	2022	2023	2022
Foreign Currency	Cost of sales	$2	$(2)	$4	$(3)
NOTE 15     RETIREMENT BENEFIT PLANS
BorgWarner sponsors various defined contribution savings plans, primarily in the U.S., that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Certain of the Company’s employees participate in defined benefit pension plans sponsored in part by BorgWarner. Under specified conditions, the Company will make contributions to the plans and/or match a percentage of the employee contributions up to certain limits. The estimated contributions to the defined benefit pension plans for 2023 are up to $3 million, of which $2 million has been contributed through the first six months of the year.

The components of net periodic benefit income recorded in the Condensed Combined Statements of Operations are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Service cost	$1	$—	$1	$—
Interest cost	11	6	21	12
Expected return on plan assets	(11)	(14)	(21)	(29)
Amortization of unrecognized loss	(1)	—	(1)	—
Net periodic benefit income	$—	$(8)	$—	$(17)
The components of net periodic benefit cost are included in Other postretirement income in the Condensed Combined Statements of Operations.

NOTE 16     STOCKHOLDERS' EQUITY
The changes of the Stockholders’ Equity items during the three and six months ended June 30, 2023 and 2022, are as follows:

(in millions)	BorgWarner investment	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total equity
Balance, March 31, 2023	$1,859	$(67)	$—	$1,792
Net earnings	35	—	—	35
Other comprehensive income	—	6	—	6
Net transfers from BorgWarner	159	—	—	159
Balance, June 30, 2023	$2,053	$(61)	$—	$1,992

(in millions)	BorgWarner investment	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total equity
Balance, March 31, 2022	$1,767	$57	$—	$1,824
Net earnings	41	—	—	41
Other comprehensive loss	—	(88)	—	(88)
Net transfers to BorgWarner	(53)	—	—	(53)
Balance, June 30, 2022	$1,755	$(31)	$—	$1,724

(in millions)	BorgWarner investment	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total equity
Balance, December 31, 2022	$1,731	$(88)	$—	$1,643
Net earnings	70	—	—	70
Other comprehensive income	—	27	—	27
Net transfers from BorgWarner	252	—	—	252
Balance, June 30, 2023	$2,053	$(61)	$—	$1,992

(in millions)	BorgWarner investment	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total equity
Balance, December 31, 2021	$1,647	$62	$3	$1,712
Net earnings	98	—		98
Other comprehensive loss	—	(93)	—	(93)
Purchase of noncontrolling interest	—	—	(3)	(3)
Net transfers from BorgWarner	10	—	—	10
Balance, June 30, 2022	$1,755	$(31)	$—	$1,724

NOTE 17     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarizes the activity within accumulated other comprehensive income (loss):

(in millions)	Foreign currency translation adjustments	Defined benefit pension plans	Hedge instruments	Total
Beginning balance, March 31, 2023	$(65)	$(7)	$5	$(67)
Comprehensive income (loss) before reclassifications	10	—	(4)	6
Ending Balance, June 30, 2023	$(55)	$(7)	$1	$(61)

(in millions)	Foreign currency translation adjustments	Defined benefit pension plans	Hedge instruments	Total
Beginning balance, March 31, 2022	$2	$58	$(3)	$57
Comprehensive income (loss) before reclassifications	(84)	(8)	2	(90)
Income taxes associated with comprehensive income before reclassifications	—	2	—	2
Ending Balance, June 30, 2022	$(82)	$52	$(1)	$(31)

(in millions)	Foreign currency translation adjustments	Defined benefit pension plans	Hedge instruments	Total
Beginning Balance, December 31, 2022	$(85)	$(6)	$3	$(88)
Comprehensive income (loss) before reclassifications	30	(1)	(2)	27
Ending Balance, June 30, 2023	$(55)	$(7)	$1	$(61)

(in millions)	Foreign currency translation adjustments	Defined benefit pension plans	Hedge instruments	Total
Beginning Balance, December 31, 2021	$5	$59	$(2)	$62
Comprehensive loss before reclassifications	(87)	(9)	1	(95)
Income taxes associated with comprehensive (loss) income before reclassifications	—	2	—	2
Ending Balance, June 30, 2022	$(82)	$52	$(1)	$(31)
NOTE 18     CONTINGENCIES
In the course of its business, the Company is party to various commercial and legal claims, actions and complaints, including matters involving warranty claims, intellectual property claims, governmental investigations and related proceedings, including relating to alleged or actual violations of vehicle emissions standards, general liability and various other risks. It is not possible to predict with certainty whether or not the Company will ultimately be successful in any of these commercial and legal matters or, if not, what the impact might be. The Company’s management does not believe that adverse outcomes in any of these commercial and legal claims, actions and complaints are reasonably likely to have a material adverse effect on the Company’s results of operations, financial position or cash flows. An adverse outcome could, nonetheless, be material to the results of operations or cash flows.

NOTE 19     RELATED-PARTY TRANSACTIONS
The Condensed Combined Financial Statements have been prepared on a carve-out basis and are derived from the consolidated financial statements and accounting records of BorgWarner. The following discussion summarizes activity between the Company and BorgWarner (and its affiliates that are not included within the Condensed Combined Financial Statements).
Allocation of General Corporate and Other Expenses
The Condensed Combined Statements of Operations include expenses for certain centralized functions and other programs provided and administered by BorgWarner that are charged directly to the Company. In addition, for purposes of preparing these Condensed Combined Financial Statements on a carve-out basis, a portion of BorgWarner’s total corporate expenses has been allocated to the Company. Similarly, certain centralized expenses incurred by the Company on behalf of subsidiaries of BorgWarner have been allocated to BorgWarner. See Note 1, “Basis Of Presentation,” for a discussion of the methodology used to allocate corporate expenses for purposes of preparing these financial statements on a carve-out basis.
For the three and six months ended June 30, 2023, net corporate allocation expenses totaled $54 million and $89 million, respectively, which were primarily included in Selling, general and administrative expenses in the Condensed Combined Statements of Operations. For the three and six months ended June 30, 2022 net corporate allocation expenses totaled $39 million and $69 million, respectively, which were primarily included in Selling, general and administrative expenses in the Condensed Combined Statements of Operations.
Related-Party Sales and Purchases
For the three and six months ended June 30, 2023, the Company sold components to other BorgWarner businesses in the amount of $4 million and $6 million, respectively. For the three and six months ended June 30, 2022, the Company sold components to other BorgWarner businesses in the amount of $2 million and $5 million, respectively. Components sold to other BorgWarner businesses are included in Net sales in the Condensed Combined Statements of Operations.
The Company purchases certain component inventory and services from businesses that will remain with BorgWarner. For the three and six months ended June 30, 2023, the Company made $35 million and $72 million, respectively, of such purchases and recognized cost of sales of $34 million and $71 million, respectively. For the three and six months ended June 30, 2022, the Company made $49 million and $85 million, respectively, of such purchases and recognized cost of sales of $41 million and $84 million, respectively.
Related-Party Royalty Income
The Company participates in royalty arrangements with other BorgWarner businesses which involves the licensing of the Delphi Technologies trade name and product-related intellectual properties. For the three and six months ended June 30, 2023, the Company recognized royalty income from other BorgWarner businesses in the amount of $12 million and $17 million, respectively. For the three and six months ended June 30, 2022, the Company recognized royalty income from other BorgWarner businesses in the amount of $6 million and $13 million, respectively. It is anticipated that these royalty arrangements will not continue after the Spin-Off is completed. Amounts are included in Other operating expense, net in the Condensed Combined Statements of Operations.
Related-Party R&D
The Company provides application testing and other R&D services for other BorgWarner businesses. For the three and six months ended June 30, 2023, the Company recognized income related to these services of $1 million and $2 million, respectively. For the three and six months ended June 30, 2022, the

Company recognized income related to these services of $4 million and $6 million, respectively. Amounts are included in Other operating expense, net in the Condensed Combined Statements of Operations.
Due from BorgWarner
The current and non-current portions of amounts due from BorgWarner as reflected in the Condensed Combined Balance Sheets consist of the following:

	June 30,	December 31,
(in millions)	2023	2022
Accounts receivable	$64	$106
Short-term portion of loans receivable and other facilities	—	36
Due from BorgWarner, current	$64	$142

Long-term receivable	$40	$—
Cash pooling	6	168
Loans receivable	—	40
Due from BorgWarner, non-current	$46	$208
In 2018, the Company and BorgWarner entered into a credit facility providing BorgWarner with access to borrow up to €40 million ($43 million). Interest on the credit facility is fixed at 0.65%, paid quarterly. On October 1, 2022, the credit facility was refinanced and the interest rate was amended to 3.69%. As of December 31, 2022, BorgWarner had drawn $40 million on the credit facility. The credit facility was set to mature in September 2024, however, in February 2023, the Company and BorgWarner made the decision to settle the loan early and the entire facility was converted to equity.
In 2021, the Company issued a Thai Bhat-denominated term loan to BorgWarner for ฿1,720 million ($92 million). Interest on the term loan was fixed at 1.70%, paid annually. As of December 31, 2022, the outstanding balance of the term loan was $36 million. The term loan matured on May 14, 2023.
In 2022, the Company issued a credit facility to BorgWarner for up to $150 million. Interest on the credit facility was fixed at 6.64%, paid annually. As of June 30, 2023, there is no outstanding balance related to the credit facility.
Certain BorgWarner entities participate in cash pooling arrangements headed by the Company. Additionally, the Company participates in certain cash pools headed by BorgWarner. Any balances owed to the Company from BorgWarner as a result of these cash arrangements that are anticipated to be settled in cash are reflected as Due from BorgWarner. Certain other cash pooling balances that are not anticipated to be settled in cash are presented within BorgWarner investment.
Due to BorgWarner
The current and non-current portions of amounts due to BorgWarner as reflected in the Condensed Combined Balance Sheets consist of the following:

	June 30,	December 31,
(in millions)	2023	2022
Accounts payable	$99	$186
Short-term portion of notes payable and other facilities	—	94
Accrued interest payable	—	5
Due to BorgWarner, current	$99	$285

Notes payable	$634	$921
Cash pooling	9	36
Due to BorgWarner, non-current	$643	$957
In 2020, the Company, as borrower, entered into a term loan with BorgWarner, as lender, in the amount of $891 million in exchange for the transfer of the majority of the 5.000% Senior Notes due 2025. Interest on the term loan was fixed at 3.25%, paid annually. In 2021, this loan was refinanced with two new loan tranches, including $30 million of accrued unpaid interest on the original term loan. The first tranche of $368 million has a fixed annual interest rate of 1.40% and matures on October 3, 2024. The second tranche of $553 million has a fixed annual interest rate of 2.20% and matures on October 3, 2029. As of June 30, 2023 and December 31, 2022, the outstanding balance of the term loan for the first and second tranches was $634 million and $921 million, respectively. In June 2023, the Company and BorgWarner made the decision to settle $287 million of the balance in equity prior to the Spin-Off. This is presented as a net transfer to BorgWarner in the Condensed Combined Statement of Cash Flows as of June 30, 2023. The remaining balance was settled in cash in connection with the Spin-Off.

Throughout 2023 and 2022, the Company, as borrower, and BorgWarner, as lender, entered into various interest-bearing notes, primarily arising from operating relationships between international entities. As of December 31, 2022, the outstanding balance from these facilities totaled $94 million, which is reflected as Due to BorgWarner, current.
As of June 30, 2023 and December 31, 2022, the estimated fair value of the Company's non-current notes payable due to BorgWarner, as described above, was $489 million and $738 million, respectively. The estimated fair values were $145 million and $183 million lower than carrying values at June 30, 2023 and December 31, 2022, respectively. Fair market values of the non-current notes payable due to BorgWarner are developed using unobservable inputs, which are considered Level 3 inputs as defined by ASC Topic 820. The carrying values of the Company’s current notes payable due to BorgWarner approximate fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.
Additionally, the Company participates in certain cash pools headed by BorgWarner. Any balances owed by the Company to BorgWarner as a result of these cash arrangements that are anticipated to be settled in cash are reflected as Due to BorgWarner. Certain other cash pooling balances that are not anticipated to be settled in cash are presented within BorgWarner investment.
The Company and BorgWarner have entered into certain intra-group arrangements. Activity associated with these arrangements is included within general financing activities in Net transfers from (to) BorgWarner in the Condensed Combined Statements of Changes in Equity. Amounts owed to BorgWarner as a result of such arrangements are reflected as payables within Due to BorgWarner, current. Amounts owed to the Company from BorgWarner under these arrangements are reflected as receivables within Due from BorgWarner, current.
Net Transfers from (to) BorgWarner
Net transfers from (to) BorgWarner are included within BorgWarner investment in the Condensed Combined Statements of Changes in Equity. The components of the transfers from (to) BorgWarner are as follows:

	Six Months Ended June 30,
(in millions)	2023	2022
General financing activities	$(63)	$(104)
Cash pooling and other equity settled balances with BorgWarner	(32)	51
Related-party notes converted to equity	260	—
Corporate allocations	89	69
Research and development income from BorgWarner	(2)	(6)
Total net transfers from BorgWarner	$252	$10
Exclude non-cash items:
Stock-based compensation	$(4)	$(5)
Other non-cash activities with BorgWarner, net	15	(17)
Related-party notes converted to equity	(260)	—
Cash pooling and intercompany financing activities with BorgWarner, net	55	9
Total net transfers from (to) BorgWarner per Condensed Combined Statements of Cash Flow	$58	$(3)

NOTE 20     REPORTABLE SEGMENTS AND RELATED INFORMATION
The Company’s business is comprised of two reportable segments, which are further described below. These segments are strategic business groups, which are managed separately as each represents a specific grouping of related automotive components and systems.
•Fuel Systems. This segment provides advanced fuel injection systems, fuel delivery modules, canisters, sensors, electronic control modules and associated software. Our highly engineered fuel injection systems portfolio includes pumps, injectors, fuel rail assemblies, engine control modules, and complete systems, including software and calibration services, that reduce emissions and improve fuel economy for traditional and hybrid applications.
•Aftermarket. Through this segment, the Company sells products to independent aftermarket customers and OES customers. Its product portfolio includes a wide range of products as well as maintenance, test equipment and vehicle diagnostics solutions. The Aftermarket segment also includes sales of starters and alternators to OEMs.
Segment Adjusted Operating Income is the measure of segment income or loss used by the Company. Segment Adjusted Operating Income is comprised of segment operating income adjusted for restructuring, merger, acquisition and divestiture expense, intangible asset amortization expense, impairment charges, other net expenses and other items not reflective of ongoing operating income or loss. The Company believes Segment Adjusted Operating Income is most reflective of the operational profitability or loss of its reportable segments. Segment Adjusted Operating Income excludes certain corporate costs, which primarily represent corporate expenses not directly attributable to the individual segments.

The following tables show segment information and Segment Adjusted Operating Income for the Company’s reportable segments:
Net Sales by Reportable Segment

	Three months ended June 30, 2023			Six months ended June 30, 2023
(in millions)	Customers	Inter-segment	Net	Customers	Inter-segment	Net
Fuel Systems	$551	$56	$607	$1,060	$114	$1,174
Aftermarket	336	3	339	662	7	669
Inter-segment eliminations	—	(59)	(59)	—	(121)	(121)
Total	$887	$—	$887	$1,722	$—	$1,722

	Three months ended June 30, 2022			Six months ended June 30, 2022
(in millions)	Customers	Inter-segment	Net	Customers	Inter-segment	Net
Fuel Systems	$473	$51	$524	$1,011	$99	$1,110
Aftermarket	323	1	324	627	4	631
Inter-segment eliminations	—	(52)	(52)	—	(103)	(103)
Total	$796	$—	$796	$1,638	$—	$1,638
Net Assets by Reportable Segment

(in millions)	June 30, 2023	December 31, 2022
Fuel Systems	$2,240	$2,314
Aftermarket	1,407	1,348
Total	3,647	3,662
Corporate[1]	222	412
Consolidated	$3,869	$4,074
_____________
(1)Corporate assets include cash and cash equivalents, investments and long-term receivables, deferred income taxes, and related party receivables and cash pooling.

Segment Adjusted Operating Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Fuel Systems	$62	$43	$105	$109
Aftermarket	49	51	97	89
Segment Adjusted Operating Income	111	94	202	198
Corporate, including royalty income and stock-based compensation	5	18	9	31
Merger, acquisition and divestiture expense, net	41	12	59	22
Intangible asset amortization expense	7	7	14	14
Restructuring expense (Note 3)	2	3	6	5
Asset impairments and lease modifications	—	5	—	6
Equity in affiliates' earnings, net of tax	(3)	(1)	(6)	(3)
Interest expense, net	4	4	7	8
Other postretirement income	(1)	(8)	(1)	(17)
Earnings before income taxes	56	54	114	132
Provision for income taxes	21	13	44	34
Net earnings	$35	$41	$70	$98

Cautionary Statements For Forward-Looking Information
Statements in this Form 10-Q (including “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) may contain forward-looking statements that are based on management’s current outlook, expectations, estimates and projections. Words such as “anticipates,” “believes,” “continues,” “could,” “designed,” “effect,” “estimates,” “evaluates,” “expects,” “forecasts,” “goal,” “initiative,” “intends,” “may,” “outlook,” “plans,” “potential,” “predicts,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “will,” “would” and variations of such words and similar expressions are intended to identify such forward-looking statements. Further, all statements, other than statements of historical fact contained or incorporated by reference in this Form 10-Q, that we expect or anticipate will or may occur in the future regarding our financial position, business strategy and measures to implement that strategy, including changes to operations, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success and other such matters, are forward-looking statements. Accounting estimates, such as those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Information Statement furnished with the Company’s Registration Statement on Form 10-12B/A filed with the SEC on June 9, 2023, are inherently forward-looking. All forward looking statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. Forward-looking statements are not guarantees of performance and our actual results may differ materially from those expressed, projected or implied in or by the forward-looking statements.
You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. These risks and uncertainties, among others, include the ability of PHINIA Inc. to succeed as a standalone publicly traded company, which is a smaller company relative to BorgWarner; the possibility that the Spin-Off will not achieve its intended benefits; the possibility of disruption, including changes to existing business relationships, disputes, litigation or unanticipated costs in connection with the Spin-Off; the uncertainty regarding the expected financial performance of PHINIA Inc. following completion of the transaction; the impacts of any information and consultation processes with works councils and other employee representatives in connection with the Spin-Off; supply disruptions impacting us or our customers, such as the current shortage of semiconductor chips that has impacted OEM customers and their suppliers, including us; commodities availability and pricing; competitive challenges from existing and new competitors including OEM customers; the challenges associated with rapidly-changing technologies, and our ability to innovate in response; uncertainties regarding the extent and duration of impacts of matters associated with COVID-19, including additional production disruptions; the ability to identify targets and consummate acquisitions on acceptable terms; the failure to promptly and effectively integrate acquired businesses; the potential for unknown or inestimable liabilities relating to acquired businesses; our dependence on commercial vehicle, industrial application and light vehicle production, which are highly cyclical and subject to disruptions; our reliance on major OEM customers; fluctuations in interest rates and foreign currency exchange rates; our dependence on information systems; the uncertainty of the global economic environment; the outcome of existing or any future legal proceedings, including litigation with respect to various claims and any governmental investigations; future changes in laws and regulations, including, by way of example, taxes and tariffs, in the countries in which we operate; impacts from any potential future acquisition or disposition transactions; and any other risks noted under “Risk Factors” and in other reports that we file with the Securities and Exchange Commission (“SEC”). We do not undertake any obligation to update or announce publicly any updates to or revisions to any of the forward-looking statements in this Form 10-Q to reflect any change in our expectations or any change in events, conditions, circumstances or assumptions underlying the statements.

This section and the discussions contained in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Information Statement furnished with the Company’s Registration Statement on Form 10-12B/A filed on June 9, 2023 are intended to provide cautionary statements. Those cautionary statements should not be construed as a complete list of all of the economic, competitive, governmental, technological and other factors that could adversely affect our expected consolidated financial position, results of operations or liquidity. Additional risks and uncertainties, including without limitation those not currently known to us or that we currently believe are immaterial, also may impair our business, operations, liquidity, financial condition and prospects.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
PHINIA is a leader in the development, design and manufacture of integrated components and systems that optimize performance, increase efficiency and reduce emissions in combustion and hybrid propulsion for commercial vehicles and industrial applications (medium-duty and heavy-duty trucks, buses and other off-highway construction, marine, agricultural and industrial applications) and light vehicles (passenger cars, trucks, vans and sport-utility vehicles). We are a global supplier to most major OEMs seeking to meet and exceed increasingly stringent global regulatory requirements and satisfy consumer demands for an enhanced user experience. Additionally, we offer a wide range of OES solutions and remanufactured products as well as an expanded range of products for the independent (non-OEM) aftermarket.
Transition to Standalone Company
On December 6, 2022, BorgWarner Inc. (“BorgWarner”) announced plans for the complete legal and structural separation of BorgWarner’s Fuel Systems and Aftermarket businesses from BorgWarner by the spin-off of its wholly-owned subsidiary, PHINIA Inc., which was formed on February 9, 2023 and holds BorgWarner’s Fuel Systems and Aftermarket businesses (the “Spin-Off”).
On July 3, 2023, PHINIA completed the Spin-Off in a transaction intended to qualify as tax-free to the Company’s stockholders for U.S. federal income tax purposes, which was accomplished by the distribution of the outstanding common stock of PHINIA Inc. to holders of record of common stock of BorgWarner on a pro rata basis. Each holder of record of common stock of BorgWarner received one share of PHINIA Inc. common stock for every five shares of common stock of BorgWarner held on June 23, 2023, the record date (the “Record Date”). In lieu of fractional shares of PHINIA, stockholders of the Company received cash. As a result of these transactions, all of the assets, liabilities, and legal entities comprising BorgWarner’s Fuel Systems and Aftermarket businesses are now owned directly, or indirectly through its subsidiaries, by PHINIA Inc. PHINIA Inc. is an independent public company trading under the symbol “PHIN” on the New York Stock Exchange.
Key Trends and Economic Factors
Commodities and Other Inflationary Impacts. Prices for commodities remain volatile, and since the beginning of 2021, the Company has experienced price increases for base metals (e.g., steel, aluminum and nickel) and precious metals (e.g., palladium). In addition, many global economies are experiencing elevated levels of inflation more generally, which is driving an increase in other input costs. As a result, the Company has experienced, and is continuing to experience, higher costs.
Outlook
The Company expects global industry production to be flat to a modest increase year over year in 2023. The Company also expects to see a continued ramp up of gasoline direct injection (“GDi”) volumes in North America as new programs come on stream. Recoveries from the Company’s customers of material cost inflation arising from non-contractual commercial negotiations with those customers are also expected to increase net sales year over year. As a result, the Company expects increased revenue in 2023, excluding the impact of foreign currencies.
The Company maintains a positive long-term outlook for its global business and is committed to new product development and strategic investments to enhance its product leadership strategy. There are several trends that are driving the Company’s long-term growth that management expects to continue, including recovery of the commercial vehicle market, growth of the overall vehicle parc driving increased aftermarket demand, adoption of product offerings with hydrogen solutions for combustion vehicles to serve as a viable alternative to electrification or fuel cell solutions and increasingly stringent global emissions standards that support demand for the Company’s products driving efficiency and reduced emissions. In addition, we believe we are well positioned to continue to expand differentiated offerings in electronics, software and complete systems capabilities.
Relationship with BorgWarner
Historically, we have relied on BorgWarner to provide various corporate functions. Following the Spin-Off, BorgWarner will not provide us with assistance other than the transition and other services described under “Certain Relationships and Related Person Transactions” in our Information Statement furnished with the Company’s Registration Statement on Form 10-12B/A filed on June 9, 2023. These services do not include every service that we have received from BorgWarner in the past, and BorgWarner is only obligated to provide the transition services for limited periods following completion of the Spin-Off. Following the Spin-Off and the cessation of any transition services agreements, we will need to provide internally, or obtain from unaffiliated third parties, the services we will no longer receive from BorgWarner. We may be unable to replace these services in a timely manner or on terms and conditions as favorable as those we receive from BorgWarner.

In connection with the Spin-Off, we have been installing and implementing information technology infrastructure to support certain of our business functions, including accounting and financial reporting, human resources, legal and compliance, communications, engineering, manufacturing and distribution, and sourcing. We may incur substantially higher costs than currently anticipated as we transition from the existing transactional and operational systems and data centers we currently use as part of BorgWarner. If we are unable to transition effectively, we may incur temporary interruptions in business operations. Any delay in implementing, or operational interruptions suffered while implementing, our new information technology infrastructure could disrupt our business and have a material adverse effect on our results of operations.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2023 vs. Three Months Ended June 30, 2022
The following table presents a summary of the Company’s operating results:

	Three months ended June 30, 2023
(in millions)	2023		2022
Net sales		% of net sales		% of net sales
Fuel Systems	$607	68.4%	$524	65.8%
Aftermarket	339	38.2	324	40.7
Inter-segment eliminations	(59)	(6.6)	(52)	(6.5)
Total net sales	887	100.0	796	100.0
Cost of sales	698	78.7	638	80.2
Gross profit	189	21.3	158	19.8
Selling, general and administrative expenses	103	11.6	101	12.7
Other operating expense, net	30	3.4	8	1.0
Operating income	56	6.3	49	6.1
Equity in affiliates’ earnings, net of tax	(3)	(0.3)	(1)	(0.1)
Interest expense, net	4	0.5	4	0.5
Other postretirement income	(1)	(0.1)	(8)	(1.0)
Earnings before income taxes	56	6.2	54	6.7
Provision for income taxes	21	2.4	13	1.6
Net earnings	$35	3.8%	$41	5.1%

Net sales
Net sales for the three months ended June 30, 2023 totaled $887 million, an increase of $91 million, or 11%, from the three months ended June 30, 2022. The change in net sales for the three months ended June 30, 2023 was primarily driven by the following:
•Favorable volume, mix and net new business increased sales approximately $64 million, or 8%. This increase was primarily driven by higher commercial vehicle sales in Europe and continued expansion of GDi sales in the Americas. This increase was partially offset by lower commercial vehicle sales in China.
•Customer pricing increased net sales by approximately $30 million. This includes an increase of approximately $19 million related to recoveries from the Company’s customers of material cost inflation arising from non-contractual commercial negotiations with those customers and normal contractual customer commodity pass-through arrangements.
•Fluctuations in foreign currencies resulted in a period-over-period decrease in sales of approximately $3 million, primarily due to the weakening of the Chinese Renminbi partially offset by the strengthening Euro relative to the U.S. Dollar.
Cost of sales and gross profit
Cost of sales and cost of sales as a percentage of net sales were $698 million and 79%, respectively, during the three months ended June 30, 2023, compared to $638 million and 80%, respectively, during the three months ended June 30, 2022. The change in cost of sales for the three months ended June 30, 2023 was primarily driven by the following:
•Higher sales volume, mix and net new business increased cost of sales by approximately $57 million.
•Cost of sales was also impacted by higher supplier-related costs of approximately $22 million arising primarily from $16 million of non-contractual commercial negotiations with the Company’s suppliers and normal contractual supplier commodity pass-through arrangements. This impact was partially offset by $10 million of net supply chain savings initiatives.
Gross profit and gross margin were $189 million and 21%, respectively, during the three months ended June 30, 2023 compared to $158 million and 20%, respectively, during the three months ended June 30, 2022. The increase in gross margin was primarily due to the factors discussed above.
Selling, general and administrative expenses (“SG&A”)
SG&A for the three months ended June 30, 2023 was $103 million as compared to $101 million for the three months ended June 30, 2022. SG&A as a percentage of net sales was 12% for the three months ended June 30, 2023 and 13% for the three months ended June 30, 2022. SG&A was comprised of the following:
•Research and development (“R&D”) costs were $28 million for the three months ended June 30, 2023. This includes gross R&D expenditures of $49 million, comprised primarily of employee costs, and customer reimbursements of $21 million, which represent recovery of costs incurred. The Company’s current long-term expectation for R&D spending is approximately 3% of net sales.
•Employee-related costs were $31 million for the three months ended June 30, 2023, an increase of $6 million, primarily related to inflation and mandated minimum wage increases.
•General expense allocations from BorgWarner were $9 million for the three months ended June 30, 2023, a decrease of $7 million, primarily related to IT costs and professional fees.

•IT costs incurred directly by the Company were $7 million for the three months ended June 30, 2023, flat compared to the three months ended June 30, 2022.
•Intangible amortization expense was $7 million for the three months ended June 30, 2023, flat compared to the three months ended June 30, 2022.
•Other SG&A expenses were $23 million for the three months ended June 30, 2023, an increase of $4 million, primarily related to foreign currency transaction losses.
Restructuring expense
Restructuring expense was $2 million and $3 million for the three months ended June 30, 2023 and 2022, respectively, related to individually approved restructuring actions that primarily related to reductions in headcount. Refer to Note 3 “Restructuring” for more information. The Company continues to evaluate different options across its operations to reduce existing structural costs. As we continue to assess our performance and the needs of our business, additional restructuring could be required and may have a significant cost.
Other operating expense, net
Other operating expense, net was $30 million and $8 million for the three months ended June 30, 2023 and 2022, respectively. Refer to Note 5, “Other Operating Expense, Net,” for more information. Other operating expense, net was comprised of the following:
•For the three months ended June 30, 2023 and 2022, merger, acquisition and divestiture expenses, net were $41 million and $12 million, respectively, primarily related to professional fees associated with the Spin-Off.
•For the three months ended June 30, 2023 and 2022, the Company recognized income related to application testing and other R&D services for other BorgWarner businesses of $1 million and $4 million, respectively. Refer to Note 19, "Related-Party Transactions," for further information.
•For the three months ended June 30, 2023 and 2022, the Company recognized royalty income related to licensing of the Delphi Technologies trade name and product-related intellectual properties to other BorgWarner businesses in the amount of $12 million and $6 million, respectively. It is anticipated that these royalty arrangements will not continue after the Spin-Off is completed.
Equity in affiliates’ earnings, net of tax
Equity in affiliates’ earnings, net of tax was $3 million and $1 million in the three months ended June 30, 2023 and 2022, respectively. This line item is driven by the results of the Company’s unconsolidated joint venture.
Interest expense, net
Interest expense, net was $4 million in both the three months ended June 30, 2023 and 2022.
Other postretirement income
Other postretirement income was $1 million and $8 million in the three months ended June 30, 2023 and 2022, respectively. The decrease in other postretirement income for the three months ended June 30, 2023 was primarily due to higher interest cost and lower expected returns on assets in 2023.

Provision for income taxes
Provision for income taxes was $21 million for the three months ended June 30, 2023 resulting in an effective tax rate of 38%. This compared to $13 million, or 24%, for the three months ended June 30, 2022.
For further details, see Note 6, “Income Taxes,” to the Condensed Combined Financial Statements for the three months ended June 30, 2023 and 2022.
Certain expenses impacting the Company’s operating income
The Company’s operating income was $56 million and $49 million for the three months ended June 30, 2023 and 2022, respectively. The Company believes the following table is useful in highlighting certain expenses that impacted its operating income:

	Three Months Ended June 30,
	2023	2022
Merger, acquisition and divestiture expense	$41	$12
Intangible asset amortization	7	7
Restructuring expense	2	3
Royalty income from BorgWarner	(12)	(6)
Other	—	5
Total impact of these expenses	$38	$21
Results by Reportable Segment for the Three Months Ended June 30, 2023 and 2022
The Company’s business is comprised of two reportable segments: Fuel Systems and Aftermarket.
Segment Adjusted Operating Income is the measure of segment income or loss used by the Company. Segment Adjusted Operating Income is comprised of segment operating income adjusted for restructuring, merger, acquisition and divestiture expense, intangible asset amortization expense, impairment charges and other items not reflective of ongoing operating income or loss. The Company believes Segment Adjusted Operating Income is most reflective of the operational profitability or loss of its reportable segments.
Segment Adjusted Operating Income excludes certain corporate costs, which primarily represent corporate expenses not directly attributable to the individual segments. Corporate expenses not allocated to Segment Adjusted Operating Income were $5 million and $18 million for the three months ended June 30, 2023 and 2022, respectively. The decrease in corporate expenses in 2023 was primarily related to lower allocations from BorgWarner and an increase in related-party royalty income from BorgWarner.
The following table presents Net sales and Segment Adjusted Operating Income for the Company’s reportable segments:

	Three Months Ended June 30,
	2023			2022
(in millions)	Net Sales to Customers	Segment Adjusted Operating Income	% margin	Net Sales to Customers	Segment Adjusted Operating Income	% margin
Fuel Systems	$551	$62	11.3%	$473	$43	9.1%
Aftermarket	336	49	14.6%	323	51	15.8%
Totals	$887	$111		$796	$94

The Fuel Systems segment’s net sales to customers for the three months ended June 30, 2023 increased $78 million, or 16%, and Segment Adjusted Operating Income increased $19 million, or 44%, from the three months ended June 30, 2022. Foreign currencies resulted in a year-over-year decrease in sales of approximately $4 million primarily due to the weakening of the Chinese Renminbi, partially offset by the strengthening of the Euro relative to the U.S. Dollar. The increase excluding the impact of foreign currencies was primarily due to approximately $60 million of volume, mix and net new business driven by increased demand for the Company’s products compared to the prior year and approximately $22 million primarily from non-contractual commercial negotiations with the Company’s customers and normal contractual customer commodity pass-through arrangements. Segment Adjusted Operating margin was 11.3% in the three months ended June 30, 2023, compared to 9.1% in the three months ended June 30, 2022. The Segment Adjusted Operating margin increase was primarily due to higher revenue and the benefit of customer pricing actions, net of inflation and other supplier-related costs.
The Aftermarket segment’s net sales to customers for the three months ended June 30, 2023 increased $13 million, or 4%, and Segment Adjusted Operating Income decreased $2 million, or 4%, from the three months ended June 30, 2022. Foreign currencies resulted in a year-over-year increase in sales of approximately $1 million primarily due to the strengthening of the Euro relative to the U.S. Dollar. The increase excluding the impact of foreign currencies was primarily due to approximately $4 million of volume, mix and net new business driven by increased demand for the Company’s products and approximately $8 million of pricing. Segment Adjusted Operating margin was 14.6% in the three months ended June 30, 2023, compared to 15.8% in the three months ended June 30, 2022. The Segment Adjusted Operating margin decrease was primarily due to product mix.
Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022
The following table presents a summary of the Company’s operating results

	Six months ended June 30,
(in millions)	2023		2022
Net sales		% of net sales		% of net sales
Fuel Systems	$1,174	68.1%	$1,110	67.8%
Aftermarket	669	38.9	631	38.5
Inter-segment eliminations	(121)	(7.0)	(103)	(6.3)
Total net sales	1,722	100.0	1,638	100.0
Cost of sales	1,361	79.0	1,306	79.7
Gross profit	361	21.0	332	20.3
Selling, general and administrative expenses	202	11.7	201	12.3
Other operating expense, net	45	2.6	11	0.7
Operating income	114	6.7	120	7.3
Equity in affiliates’ earnings, net of tax	(6)	(0.3)	(3)	(0.2)
Interest expense, net	7	0.4	8	0.5
Other postretirement income	(1)	(0.1)	(17)	(1.0)
Earnings before income taxes	114	6.7	132	8.0
Provision for income taxes	44	2.6	34	2.1
Net earnings	$70	4.1%	$98	5.9%

Net sales
Net sales for the six months ended June 30, 2023 totaled $1,722 million, an increase of $84 million, or 5%, from the six months ended June 30, 2022. The change in net sales for the six months ended June 30, 2023 was primarily driven by the following:
•Favorable volume, mix and net new business increased sales approximately $71 million, or 4%. This increase was primarily driven by higher demand for the Company’s products. This increase was partially offset by lower commercial vehicle sales in China.
•Customer pricing increased net sales by approximately $46 million. This includes an increase of approximately $23 million related to recoveries from the Company’s customers of material cost inflation arising from non-contractual commercial negotiations with those customers and normal contractual customer commodity pass-through arrangements.
•Fluctuations in foreign currencies resulted in a year-over-year decrease in sales of approximately $33 million primarily due to the weakening of the Chinese Renminbi and British Pound relative to the U.S. Dollar.
Cost of sales and gross profit
Cost of sales and cost of sales as a percentage of net sales were $1,361 million and 79%, respectively, during the six months ended June 30, 2023, compared to $1,306 million and 80%, respectively, during the six months ended June 30, 2022. The change in cost of sales for the six months ended June 30, 2023 was primarily driven by the following:
•Higher sales volume, mix and net new business increased cost of sales by approximately $70 million.
•Cost of sales was also impacted by higher supplier-related costs of approximately $47 million arising primarily from $32 million from non-contractual commercial negotiations with the Company’s suppliers and normal contractual supplier commodity pass-through arrangements. This impact was partially offset by $26 million of net supply chain savings initiatives.
•Fluctuations in foreign currencies resulted in a period-over-period decrease in cost of sales of approximately $23 million primarily due to the weakening of the Chinese Renminbi and British Pound relative to the U.S. Dollar.
Gross profit and gross margin were $361 million and 21%, respectively, during the six months ended June 30, 2023 compared to $332 million and 20%, respectively, during the six months ended June 30, 2022. The increase in gross margin was primarily due to the factors discussed above.
Selling, general and administrative expenses
SG&A for the six months ended June 30, 2023 was $202 million as compared to $201 million for the six months ended June 30, 2022, SG&A as a percentage of net sales was 12% for both the six months ended June 30, 2023 and 2022. SG&A was comprised of the following:
•R&D costs were $57 million for the six months ended June 30, 2023. This includes gross R&D expenditures of $98 million, comprised primarily of employee costs, and customer reimbursements of $41 million, which represent recovery of costs incurred. R&D costs increased $3 million, primarily related to a reduction in customer reimbursements. The Company’s current long-term expectation for R&D spending is approximately 3% of net sales.
•Employee-related costs were $62 million for the six months ended June 30, 2023, an increase of $11 million, primarily related to incentive compensation, inflation and mandated minimum wage increases.

•General expense allocations from BorgWarner were $16 million for the six months ended June 30, 2023, a decrease of $11 million, primarily related to IT costs and professional fees.
•IT costs incurred directly by the Company were $14 million for the six months ended June 30, 2023, a decrease of $1 million.
•Intangible amortization expense was $14 million for the six months ended June 30, 2023 and 2022.
•Other SG&A expenses, excluding employee costs, were $38 million for the six months ended June 30, 2023, a decrease of $4 million.
Restructuring expense
Restructuring expense was $6 million and $5 million for the six months ended June 30, 2023 and 2022, respectively, related to individually approved restructuring actions that primarily related to reductions in headcount. Refer to Note 3 “Restructuring” for more information.
Other operating expense, net
Other operating expense, net was $45 million and $11 million for the six months ended June 30, 2023 and 2022, respectively. Refer to Note 5, “Other Operating Expense, Net,” for more information. Other operating expense, net was comprised of the following:
•For the six months ended June 30, 2023 and 2022, merger, acquisition and divestiture expenses, net were $59 million and $22 million, respectively, primarily related to professional fees associated with the Spin-Off.
•For the six months ended June 30, 2023 and 2022, the Company recognized income related to application testing and other R&D services for other BorgWarner businesses of $2 million and $6 million, respectively. Refer to Note 19, "Related-Party Transactions," for further information.
•For the six months ended June 30, 2023 and 2022, the Company recognized royalty income related to licensing of the Delphi Technologies trade name and product-related intellectual properties to other BorgWarner businesses in the amount of $17 million and $13 million, respectively. It is anticipated that these royalty arrangements will not continue after the Spin-Off is completed.
Equity in affiliates’ earnings, net of tax
Equity in affiliates’ earnings, net of tax was $6 million and $3 million in the six months ended June 30, 2023 and 2022, respectively. This line item is driven by the results of the Company’s unconsolidated joint venture.
Interest expense, net
Interest expense, net was $7 million and $8 million in the six months ended June 30, 2023 and 2022, respectively. The decrease from 2022 to 2023 was primarily due to higher interest rates on cash and cash equivalents balances.
Other postretirement income
Other postretirement income was $1 million and $17 million in the six months ended June 30, 2023 and 2022, respectively. The decrease in other postretirement income for the six months ended June 30, 2023 was primarily due to higher interest cost and lower expected returns on assets in 2023.

Provision for income taxes
Provision for income taxes was $44 million for the six months ended June 30, 2023 resulting in an effective tax rate of 39%. This compared to $34 million, or 26%, for the six months ended June 30, 2022.
For further details, see Note 6, “Income Taxes,” to the Condensed Combined Financial Statements for the six months ended June 30, 2023 and 2022.

Certain expenses impacting the Company’s operating income
The Company’s operating income was $114 million and $120 million for the six months ended June 30, 2023 and 2022, respectively. The Company believes the following table is useful in highlighting certain expenses that impacted its operating income:

	Six months ended June 30,
	2023	2022
Merger, acquisition and divestiture expense	$59	$22
Intangible asset amortization	14	14
Restructuring expense	6	5
Royalty income from BorgWarner	(17)	(13)
Other	—	6
Total impact of these expenses	$62	$34

Results by Reportable Segment for the six months ended June 30, 2023 and 2022
The Company’s business is comprised of two reportable segments: Fuel Systems and Aftermarket.
Segment Adjusted Operating Income is the measure of segment income or loss used by the Company. Segment Adjusted Operating Income is comprised of operating income adjusted for restructuring, merger, acquisition and divestiture expense, intangible asset amortization expense, impairment charges and other items not reflective of ongoing operating income or loss. The Company believes Segment Adjusted Operating Income is most reflective of the operational profitability or loss of its reportable segments.
Segment Adjusted Operating Income excludes certain corporate costs, which primarily represent corporate expenses not directly attributable to the individual segments. Corporate expenses not allocated to Segment Adjusted Operating Income were $9 million and $31 million for the six months ended June 30, 2023 and 2022, respectively. The decrease in corporate expenses was primarily related to increased related-party royalty and R&D income.
The following table presents Net sales and Segment Adjusted Operating Income for the Company’s reportable segments:

	Six months ended June 30,
	2023			2022
(in millions)	Net Sales to Customers	Segment Adjusted Operating Income	% margin	Net Sales to Customers	Segment Adjusted Operating Income	% margin
Fuel Systems	$1,060	$105	9.9%	$1,011	$109	10.8%
Aftermarket	662	97	14.7%	627	89	14.2%
Totals	$1,722	$202		$1,638	$198
The Fuel Systems segment’s net sales to customers for the six months ended June 30, 2023 increased $49 million, or 5%, and Segment Adjusted Operating Income decreased $4 million, or 4%, from the six months ended June 30, 2022. Foreign currencies resulted in a period-over-period decrease in sales of approximately $28 million primarily due to the weakening of the Chinese Renminbi and British Pound relative to the U.S. Dollar. The increase excluding the impact of foreign currencies was primarily due to approximately $41 million of volume, mix and net new business driven by higher weighted average market production compared to the prior year and approximately $33 million from non-contractual commercial negotiations with the Company’s customers and normal contractual customer commodity pass-through arrangements. Segment Adjusted Operating margin was 9.9% in the six months ended June 30, 2023, compared to 10.8% in the six months ended June 30, 2022. The Segment Adjusted Operating margin decrease was primarily due to product mix and higher supplier and employee-related costs.
The Aftermarket segment’s net sales to customers for the six months ended June 30, 2023 increased $35 million, or 6%, and Segment Adjusted Operating Income increased $8 million, or 9%, from the six months ended June 30, 2022. Foreign currencies resulted in a year-over-year decrease in sales of approximately $5 million primarily due to the weakening of the Euro relative to the U.S. Dollar. The increase excluding the impact of foreign currencies was primarily due to approximately $30 million of volume, mix and net new business driven by increased demand for the Company’s products and approximately $13 million of pricing. Segment Adjusted Operating margin was 14.7% in the six months ended June 30, 2023, compared to 14.2% in the six months ended June 30, 2022. The Segment Adjusted Operating margin increase was primarily due to increased pricing and the benefit of higher volumes.
LIQUIDITY AND CAPITAL RESOURCES
Overview
To manage liquidity and fund operations prior to the Spin-off, we have participated in BorgWarner’s cash pooling arrangements and BorgWarner has participated in our cash pooling arrangements. Any balances owed to the Company from BorgWarner as a result of these cash arrangements that are anticipated to be settled in cash are reflected as Due from BorgWarner. Any balances due from the Company to BorgWarner as a result of these cash arrangements that are anticipated to be settled in cash are reflected as Due to BorgWarner. Certain other cash pooling balances that are not anticipated to be settled in cash are presented within BorgWarner investment in our Condensed Combined Financial Statements included elsewhere in this Form 10-Q.
Upon completion of this Spin-Off, we ceased participation in BorgWarner’s cash pooling arrangements, and our cash and cash equivalents are held and used solely for our own operations. Our capital structure, long-term commitments, and sources of liquidity will change significantly from our historical practices. For additional detail regarding changes to our capital structure, see “Incurrence of Debt” section furnished with the Company’s Registration Statement on Form 10-12B/A filed on June 9, 2023. Our cash balance on the date of the completion of this Spin-Off was approximately $300 million subject to a cash adjustment.
We utilize certain arrangements with various financial institutions to sell eligible trade receivables from certain customers in North America and Europe. We may terminate any or all of these arrangements at any time subject to prior written notice. While we do not depend on these arrangements for our liquidity, if we elected to terminate these arrangements, there would be a one-time unfavorable timing impact on the collection of the outstanding receivables.
At June 30, 2023 and December 31, 2022, the Company had $213 million and $251 million of cash and cash equivalents, respectively, of which $179 million and $247 million, respectively, was held by our subsidiaries outside of the United States. We believe our existing cash and cash flows generated from operations and indebtedness to be incurred in conjunction with the Spin-Off discussed below will be responsive to the needs of our current and planned operations for at least the next 12 months.

Credit Agreement
On July 3, 2023, the Company entered into a $1.225 billion Credit Agreement consisting of a $500 million revolving credit facility (the “Revolving Facility”), a $300 million term loan A facility (the “Term Loan A Facility”) and a $425 million term loan B facility (the “Term Loan B Facility”; together with the Revolving Facility and the Term Loan A Facility, collectively, the “Facilities”) in correlation with the Spin-Off that occurred on the same date. Subject to extension by the lenders, at their option, upon the Company’s request, the Facilities mature on July 3, 2028; provided, however, that if earlier, the Revolving Facility and the Term Loan A Facility will mature 91 calendar days prior to the scheduled maturity of the Term Loan B Facility or any refinancing or replacement thereof in an aggregate principal amount exceeding $100 million that is secured pari passu with the Revolving Facility and the Term Loan A Facility and matures on or prior to July 3, 2028.
Borrowings under the Credit Agreement bear interest at varying rates, depending on the type of loan and, in some cases, the rates of designated benchmarks and the Company’s related election. For borrowings under the Credit Agreement, the Company may choose among the following interest rates: (i) solely in the case of U.S. dollar-denominated loans, an interest rate equal to the highest of (1) the prime rate in effect from time to time, (2) the federal funds effective rate in effect from time to time plus 0.5%, (3) adjusted term Secured Overnight Financing Rate (“SOFR”) (which includes a 0.10% credit spread adjustment to term SOFR) for a one month interest period plus 1.00%, and (4) 1.00%, in each case plus a rate (x) with respect to the Revolving Facility and the Term Loan A Facility, ranging from 1.50% to 2.00% depending on the Company’s consolidated net leverage ratio or (y) with respect to the Term Loan B Facility, 3.00%; or (ii) an interest rate equal to (1) solely in the case of U.S. dollar-denominated loans, adjusted term SOFR, (2) solely in the case of euro-denominated loans, Euro Interbank Offered Rate (“EURIBOR”), or (3) solely in the case of pound sterling-denominated loans, adjusted Sterling Overnight Index Average Reference Rate (“SONIA”) (which includes a 0.0326% credit spread adjustment to SONIA), as applicable, in each case for the applicable interest period plus a rate (x) with respect to adjusted term SOFR for the Revolving Facility and the Term Loan A Facility, EURIBOR and SONIA, ranging from 2.50% to 3.00% depending on our consolidated net leverage ratio, and (y) with respect to adjusted term SOFR for the Term Loan B Facility, 4.00%. Additionally, the Company will pay a quarterly commitment fee based on the actual daily amount of the available Revolving Facility commitment.
Proceeds of the Term Loan A Facility and the Term Loan B Facility were used only for certain payments in connection with the Spin-Off and the Credit Agreement. Proceeds of the Revolving Facility were used for certain payments in connection with the Spin-Off and the Credit Agreement and will be for working capital and general corporate purposes. As of the date hereof, $75 million is outstanding under the Revolving Facility, $300 million is outstanding under the Term Loan A Facility and $425 million is outstanding under the Term Loan B Facility, totaling $800 million aggregate principal outstanding under the Facilities.
The Credit Agreement contains customary covenants relating to us and our subsidiaries concerning, among other things, investments, dispositions of assets, indebtedness, liens on assets, and dividends and other distributions. Solely in respect of the Revolving Facility and the Term Loan A Facility, the Credit Agreement also contains financial covenants requiring (i) the consolidated net leverage ratio of the Company, determined as of the end of each fiscal quarter, not to exceed 3.00 to 1.00 (or, at our election and subject to certain conditions, 3.50 to 1.00 for the period in which such election is made and the next succeeding testing period and, thereafter, 3.25 to 1.00 for the next two succeeding testing periods) and (ii) the consolidated interest coverage ratio of the Company, determined as of the end of each fiscal quarter, to be at least 3.00 to 1.00.
Cash Flows
Operating Activities
Net cash provided by operating activities was $33 million and $77 million in the six months ended June 30, 2023 and 2022, respectively. The change in cash from operating activities for the six months ended

June 30, 2023, compared with the six months ended June 30, 2022, was due to a decrease in net earnings, primarily as the result of higher merger, acquisition and divestiture expenses and other working capital changes.
Investing Activities
Net cash used in investing activities was $80 million and $58 million in the six months ended June 30, 2023 and 2022, respectively primarily related to capital expenditures. As a percentage of sales, capital expenditures were 4.6% and 3.7% for the six months ended June 30, 2023 and 2022, respectively.
Financing Activities
Net cash used in financing activities decreased $103 million in the six months ended June 30, 2023 primarily related to funding activities with BorgWarner.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s Information Statement furnished with the Company’s Registration Statement on Form 10-12B/A filed on June 9, 2023. There were no material changes to this information during the quarter ended June 30, 2023.

Item 4. Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and
15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective due to the material weakness in our internal control over financial reporting, as described below.

Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim combined financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting, which remains outstanding as of June 30, 2023. The Company did not design and maintain effective controls over the determination and review of the calculation of cumulative translation adjustment in the Company’s combined financial statements prepared on a carve-out basis. See Note 1, “Basis of Presentation,” to the Combined Financial Statements in this Form 10-Q for a discussion of the methodology used to prepare the financial statements on a carve-out basis. This material weakness resulted in material adjustments to Accumulated other comprehensive income (loss) and Parent company investment at December 31, 2021 and Other comprehensive income (loss) for the years ending December 31, 2021 and 2020, all of which were recorded prior to the issuance of the combined financial statements. Additionally, this material weakness could result in a misstatement of those account balances or disclosures that would result in a material misstatement to the annual or interim combined financial statements that would not be prevented or detected.

Remediation Plan
During 2023, the Company has taken steps to enhance our internal control over financial reporting in response to the material weakness. As of June 30, 2023, the Company implemented the revised and enhanced controls surrounding the calculation of cumulative translation adjustment and will continue to evaluate the operating effectiveness of these controls. During the third quarter of 2023, the Company will cease preparing its financial statements on a carve-out basis and move to a system-based calculation of cumulative translation adjustment.

Changes in Internal Control Over Financial Reporting
Other than the changes implemented as part of our remediation plan discussed above, there have been no other changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The Company is subject to a number of claims and judicial and administrative proceedings (some of which involve substantial amounts) arising out of the Company’s business or relating to matters for which the Company may have a contractual indemnity obligation. Refer to Note 18, “Contingencies,” to the Condensed Consolidated Financial Statements of this Form 10-Q for a discussion of litigation, which is incorporated herein by reference.

Item 1A. Risk Factors
Information regarding risk factors appears in the “Risk Factors” section of the Company’s Information Statement furnished with the Company’s Registration Statement on Form 10-12B/A filed on June 9, 2023. There were no material changes during the three months ended June 30, 2023 to the risk factors disclosed in the “Risk Factors” section of the Company’s Information Statement furnished with the Company’s Registration Statement on Form 10-12B/A filed on June 9, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 5. Other Information
Trading Arrangements
During the three months ended June 30, 2023, none of the individuals serving as the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, at that time adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

2.1	Separation and Distribution Agreement, dated July 2, 2023, by and between BorgWarner and the Company (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on July 7, 2023).
3.1	Amended and Restated Certificate of Incorporation of PHINIA Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on June 30, 2023).
3.2	Amended and Restated By-Laws of PHINIA Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on June 30, 2023).
10.1	Transition Services Agreement, dated July 2, 2023, by and between BorgWarner and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 7, 2023).
10.2	Tax Matters Agreement, dated July 2, 2023, by and between BorgWarner and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on July 7, 2023).
10.3	Employee Matters Agreement, dated July 2, 2023, by and between BorgWarner and the Company (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on July 7, 2023).
10.4
Intellectual Property Cross-License Agreement, dated June 30, 2023, by and between BorgWarner, Delphi Technologies IP Limited, PHINIA Technologies, Inc. and BorgWarner Luxembourg Operations S.A.R.L (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on July 7, 2023).

10.5
Electronics Collaboration Agreement, dated July 2, 2023, by and between BorgWarner PDS (USA) Inc. and PHINIA Technologies Inc (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed on July 7, 2023).

10.6
Contract Manufacturing Agreement, dated July 2, 2023, between BorgWarner Propulsion Systems LLC, BorgWarner Luxembourg Operations SARL and BorgWarner Propulsion II LLC (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed on July 7, 2023).

10.7
Contract Manufacturing Agreement, dated July 2, 2023, between BorgWarner (Shanghai) Automobile Fuel Systems Co., Ltd. and BorgWarner Automotive Components (Ningbo) Co., Ltd (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed on July 7, 2023).

10.8
Contract Manufacturing Agreement, dated July 2, 2023, between BorgWarner (Shanghai) Automobile Fuel Systems Co., Ltd. and BorgWarner Poland sp. z o.o. (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K filed on July 7, 2023).

10.9
Contract Manufacturing Agreement, dated July 2, 2023, between BorgWarner (Shanghai) Automobile Fuel Systems Co., Ltd. and BorgWarner Automotive Components (Ningbo), Co. Ltd. (incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K filed on July 7, 2023).

10.10
Contract Manufacturing Agreement, dated July 2, 2023, between BorgWarner eMobility Poland sp. z o.o and BorgWarner Mobility Poland sp. z o.o. (incorporated by reference to Exhibit 10.10 of the Company’s Form 8-K filed on July 7, 2023).

10.11
ECU Supply Agreement, dated July 2, 2023, between BorgWarner Singapore Holdings Pte. Ltd. and BorgWarner France SAS (incorporated by reference to Exhibit 10.11 of the Company’s Form 8-K filed on July 7, 2023).

10.12
ECU Supply Agreement, dated July 2, 2023, between BorgWarner Singapore Holdings Pte. Ltd. and BorgWarner India Private Limited (incorporated by reference to Exhibit 10.12 of the Company’s Form 8-K filed on July 7, 2023).

10.13
ECU Supply Agreement, dated July 2, 2023, between BorgWarner Singapore Holdings Pte. Ltd. and BorgWarner Fuel Systems (Yantai) Co., Ltd. (incorporated by reference to Exhibit 10.13 of the Company’s Form 8-K filed on July 7, 2023).

10.14
ECU Supply Agreement, dated July 2, 2023, between BorgWarner PowerDrive Systems (Suzhou) Co., Ltd. and BorgWarner (Shanghai) Automobile Fuel Systems Co., Ltd. (incorporated by reference to Exhibit 10.14 of the Company’s Form 8-K filed on July 14, 2023).

10.15
ECU Supply Agreement, dated July 2, 2023, between BorgWarner PowerDrive Systems (Suzhou) Co., Ltd. and BorgWarner Fuel Systems (Yantai) Co., Ltd. (incorporated by reference to Exhibit 10.15 of the Company’s Form 8-K filed on July 7, 2023).

10.16
ECU Supply Agreement, dated July 2, 2023, between BorgWarner PowerDrive Systems (Suzhou) Co., Ltd. and BorgWarner Industria E Comercio Brasil Ltda (incorporated by reference to Exhibit 10.16 of the Company’s Form 8-K filed on July 7, 2023).

10.17
Credit Agreement, dated July 3, 2023, among the Company, the other loan parties from time to time party thereto, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, a swingline lender and an L/C issuer, and the other swingline lenders and L/C issuers from time to time party thereto (incorporated by reference to Exhibit 10.17 of the Company’s Form 8-K filed on July 7, 2023).

10.18	2023 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 filed on June 30, 2023).
10.19	Form of Restricted Stock Agreement for Non-Employee Directors under the 2023 Stock Incentive Plan.*
10.20	Management Incentive Bonus Plan.*
31.1	Rule 13a-(14a)/15d-(14a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Section 1350 Certification of Chief Executive Officer.**
32.2	Section 1350 Certification of Chief Financial Officer.**
Exhibit 101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*
____________
*Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and the undersigned also has signed this report in her capacity as the Registrant’s Controller (Principal Accounting Officer).

PHINIA Inc.

By:	/s/ Samantha M. Pombier
(Signature)

Samantha M. Pombier
Vice President and Controller (Principal Accounting Officer)
Date: August 7, 2023