Form 10-Q
period 2023-09-30
PHINIA INC.
filed 2023-11-06
CIK 1968915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2023, the registrant had 46,685,317 shares of voting common stock outstanding.

PHINIA INC.
FORM 10-Q
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PHINIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	September 30, 2023	December 31, 2022
ASSETS
Cash, cash equivalents and restricted cash	$367	$251
Receivables, net	1,175	891
Inventories	529	459
Prepayments and other current assets	53	40
Total current assets	2,124	1,641

Property, plant and equipment, net	889	924
Investments and long-term receivables	130	325
Goodwill	486	490
Other intangible assets, net	411	432
Other non-current assets	151	262
Total assets	$4,191	$4,074

LIABILITIES AND EQUITY
Short-term borrowings	$87	$—
Accounts payable	817	686
Other current liabilities	417	484
Total current liabilities	1,321	1,170

Long-term debt	713	28
Retirement-related liabilities	94	79
Other non-current liabilities	171	1,154
Total liabilities	2,299	2,431

Commitments and contingencies (Note 18)

Common Stock	1	—
Additional paid-in capital	2,023	—
Retained deficit	(1)	—
Former parent investment	—	1,731
Accumulated other comprehensive loss	(122)	(88)
Treasury stock	(9)	—
Total equity	1,892	1,643
Total liabilities and equity	$4,191	$4,074
See accompanying Notes to Condensed Consolidated Financial Statements.

PHINIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Net sales	$896	$859	$2,618	$2,497
Cost of sales	719	658	2,080	1,964
Gross profit	177	201	538	533

Selling, general and administrative expenses	104	100	306	301
Other operating expense (income), net	15	(10)	60	1
Operating income	58	111	172	231

Equity in affiliates’ earnings, net of tax	(2)	(5)	(8)	(8)
Interest expense	22	5	34	14
Interest income	(4)	(2)	(9)	(3)
Other postretirement income	—	(8)	(1)	(25)
Earnings before income taxes	42	121	156	253

Provision for income taxes	31	32	75	66

Net earnings	$11	$89	$81	$187

Earnings per share — basic	$0.24	$1.89	$1.72	$3.98

Earnings per share— diluted	$0.24	$1.89	$1.72	$3.98

Weighted average shares outstanding:
Basic	47.0	47.0	47.0	47.0
Diluted	47.1	47.0	47.0	47.0
See accompanying Notes to Condensed Consolidated Financial Statements.

PHINIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Net earnings	$11	$89	$81	$187

Other comprehensive loss
Foreign currency translation adjustments(1)	(58)	(99)	(28)	(186)
Defined benefit pension plans(1)	(2)	(6)	(3)	(13)
Hedge instruments(1)	(1)	1	(3)	2
Total other comprehensive loss	(61)	(104)	(34)	(197)

Comprehensive (loss) income	$(50)	$(15)	$47	$(10)
_____________
(1) Net of income taxes.
See accompanying Notes to Condensed Consolidated Financial Statements.

PHINIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(in millions)	2023	2022
OPERATING
Net earnings	$81	$187
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and tooling amortization	105	109
Intangible asset amortization	21	21
Restructuring expense, net of cash paid	1	2
Stock-based compensation expense	7	7
Deferred income tax expense	2	—
Other non-cash adjustments, net	(1)	(2)
Adjustments to reconcile net earnings to net cash provided by operating activities	216	324
Changes in assets and liabilities, excluding foreign currency translation adjustments:
Receivables	(123)	(149)
Inventories	(60)	(75)
Prepayments and other current assets	(10)	8
Accounts payable and other current liabilities	169	36
Prepaid taxes and income taxes payable	33	24
Other assets and liabilities	(37)	(46)
Net cash provided by operating activities	188	122
INVESTING
Capital expenditures, including tooling outlays	(117)	(86)
Payments for investment in equity securities	(2)	—
Proceeds from asset disposals and other, net	2	6
Net cash used in investing activities	(117)	(80)
FINANCING
Proceeds from issuance of long-term debt, net of discount	708	—
Payments for debt issuance costs	(14)	—
Borrowings under Revolving Facility	75	—
Repayments of debt, including current portion	(1)	—
Cash outflows related to debt due to former parent	(728)	(113)
Cash inflows related to debt due from former parent	36	29
Purchase of noncontrolling interest	—	(3)
Dividends paid to PHINIA stockholders	(12)	—
Payments for purchase of treasury stock	(9)	—
Net transfers to former parent	(5)	(16)
Net cash provided by (used in) financing activities	50	(103)
Effect of exchange rate changes on cash	(5)	(28)
Net increase (decrease) in cash and cash equivalents	116	(89)
Cash and cash equivalents at beginning of year	251	259
Cash and cash equivalents at end of period	$367	$170

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) during the year for:
Interest, net	$13	$(3)
Income taxes, net of refunds	$59	$42
Non-cash investing transactions:
Period end accounts payable related to property, plant, and equipment purchases	$31	$29
See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

INTRODUCTION
The accompanying Condensed Consolidated Financial Statements and notes present the condensed consolidated statements of operations, balance sheets, and cash flows of PHINIA Inc. (“PHINIA” or the “Company”). PHINIA is a leader in the development, design and manufacture of integrated components and systems that optimize performance, increase efficiency and reduce emissions in combustion and hybrid propulsion for commercial vehicles and industrial applications (medium-duty and heavy-duty trucks, buses and other off-highway construction, marine, agricultural and industrial applications) and light vehicles (passenger cars, trucks, vans and sport-utility vehicles). The Company is a global supplier to most major original equipment manufacturers (“OEMs”) seeking to meet and exceed increasingly stringent global regulatory requirements and satisfy consumer demands for an enhanced user experience. Additionally, the Company offers a wide range of original equipment service (“OES”) solutions and remanufactured products as well as an expanded range of products for the independent (non-OEM) aftermarket.
Transition to Standalone Company
On December 6, 2022, BorgWarner Inc. (“BorgWarner,” or “Former Parent”) announced plans for the complete legal and structural separation of BorgWarner’s Fuel Systems and Aftermarket businesses from BorgWarner by the spin-off of its wholly-owned subsidiary, PHINIA, which was formed on February 9, 2023 (the “Spin-Off”).
On July 3, 2023, BorgWarner completed the Spin-Off in a transaction intended to qualify as tax-free to the Company’s stockholders for U.S. federal income tax purposes, which was accomplished by the distribution of the outstanding common stock of PHINIA to holders of record of common stock of BorgWarner on a pro rata basis. Each holder of record of common stock of BorgWarner received one share of PHINIA common stock for every five shares of common stock of BorgWarner held on June 23, 2023, the Record Date. In lieu of fractional shares of PHINIA, stockholders of the Company received cash. As a result of these transactions, all of the assets, liabilities, and legal entities comprising BorgWarner’s Fuel Systems and Aftermarket businesses are now owned directly, or indirectly through its subsidiaries, by PHINIA. PHINIA is an independent public company trading under the symbol “PHIN” on the New York Stock Exchange.

NOTE 1     BASIS OF PRESENTATION
Prior to the Spin-Off on July 3, 2023, the historical financial statements of PHINIA were prepared on a stand-alone combined basis and were derived from BorgWarner’s consolidated financial statements and accounting records as if the Fuel Systems and Aftermarket businesses of BorgWarner had been part of PHINIA for all periods presented. Accordingly, for periods prior to July 3, 2023, our financial statements are presented on a combined basis and for the periods subsequent to July 3, 2023 are presented on a consolidated basis (all periods hereinafter are referred to as “consolidated financial statements”). The Company's Condensed Consolidated Financial Statements were prepared in accordance with accounting principles in the United States of America ("U.S. GAAP") pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements were condensed or omitted as permitted by such rules and regulations. In the opinion of management, all normal recurring adjustments necessary for a fair statement of results have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The balance sheet as of December 31, 2022 was derived from the audited financial statements as of that date.
Certain amounts for the prior periods presented were reclassified to conform to the current period presentation. Amounts that were previously presented as Due from BorgWarner, current and Due from BorgWarner, non-current are now presented within Receivables, net and Investments and long-term receivables, respectively. Amounts that were previously presented as Due to BorgWarner, current are now presented within Accounts payable and Other current liabilities. Amounts that were previously presented in Due to BorgWarner, non-current are now presented in Other non-current liabilities.
Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and accompanying notes, as well as amounts of revenues and expenses reported during the periods covered by those financial statements and accompanying notes. The Condensed Consolidated Financial Statements may not be indicative of the Company’s future performance and do not necessarily reflect what the financial position, results of operations, and cash flows would have been had it operated as a standalone company during the periods presented prior to the Spin-Off.
The Condensed Consolidated Statements of Operations include all revenues and costs directly attributable to the Company, including costs for facilities, functions, and services utilized. Costs for certain centralized functions and programs provided and administered by BorgWarner were charged directly to the Company prior to Spin-Off. These centralized functions and programs included, but were not limited to research and development and information technology.
A portion of BorgWarner’s total corporate expenses were allocated to the Company for services rendered by BorgWarner prior to the Spin-Off. These expenses included the cost of corporate functions and resources, including, but not limited to, executive management, finance, accounting, legal, human resources, research and development and sales. Additionally, a portion of the Company’s corporate expenses were allocated to BorgWarner for charges incurred related to subsidiaries of BorgWarner historically supported by the Company, primarily related to information technology. These expenses were allocated based on direct usage when identifiable or, when not directly identifiable, on the basis of proportional net revenues, legal entities, headcount or weighted-square footage, as applicable. The Company considers the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to, or the benefit received by, both the Company and BorgWarner during the periods presented. However, the allocations may not reflect the expenses the Company would have incurred if the Company had been a standalone company for the periods presented prior to July 3, 2023. The nine months ended September 30, 2023 included net corporate allocation expenses incurred prior to the Spin-Off totaling $89 million. For the three and nine months ended September 30, 2022 net corporate allocation expenses totaled $26 million and $95 million, respectively. Corporate allocation expenses were primarily included in Selling, general and administrative expenses.

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
Generally, revenue is recognized upon shipment or delivery; however, a limited number of the Company’s customer arrangements for its highly customized products with no alternative use provide the Company with the right to payment during the production process. As a result, for these limited arrangements, revenue is recognized as goods are produced and control transfers to the customer using the input cost-to-cost method. The Company recorded a contract asset of $2 million at both September 30, 2023 and December 31, 2022 for these arrangements. These amounts are reflected in Prepayments and other current assets in the Company’s Condensed Consolidated Balance Sheets.
In limited instances, certain customers have provided payments in advance of receiving related products, typically at the onset of an arrangement prior to the beginning of production. These contract liabilities are reflected as Other current liabilities in the Condensed Consolidated Balance Sheets and were $3 million at both September 30, 2023 and December 31, 2022. These amounts are reflected as revenue over the term of the arrangement (typically 3 to 7 years) as the underlying products are shipped and represent the Company’s remaining performance obligations as of the end of the period.
The following table represents a disaggregation of revenue from contracts with customers by reportable segment and region for the three and nine months ended September 30, 2023 and 2022. Refer to Note 21, “Reportable Segments And Related Information” to the Condensed Consolidated Financial Statements, for more information.

	Three months ended September 30, 2023
(In millions)	Fuel Systems	Aftermarket	Total
Americas	$199	$193	$392
Europe	232	122	354
Asia	130	20	150
Total	$561	$335	$896

	Three months ended September 30, 2022
(In millions)	Fuel Systems	Aftermarket	Total
Americas	$142	$207	$349
Europe	216	101	317
Asia	176	17	193
Total	$534	$325	$859

	Nine months ended September 30, 2023
(In millions)	Fuel Systems	Aftermarket	Total
Americas	$537	$591	$1,128
Europe	711	350	1,061
Asia	373	56	429
Total	$1,621	$997	$2,618

	Nine months ended September 30, 2022
(In millions)	Fuel Systems	Aftermarket	Total
Americas	$408	$604	$1,012
Europe	686	301	987
Asia	451	47	498
Total	$1,545	$952	$2,497

NOTE 3     RESEARCH AND DEVELOPMENT COSTS
The Company’s net research & development (“R&D”) expenditures are primarily included in Selling, general and administrative expenses of the Condensed Consolidated Statements of Operations. Customer reimbursements are netted against gross R&D expenditures as they are considered a recovery of cost. Customer reimbursements for prototypes are recorded net of prototype costs based on customer contracts, typically either when the prototype is shipped or when it is accepted by the customer. Customer reimbursements for engineering services are recorded when performance obligations are satisfied in accordance with the contract. Financial risks and rewards transfer upon shipment, acceptance of a prototype component by the customer or upon completion of the performance obligation as stated in the respective customer agreement. The Company has various customer arrangements relating to R&D activities that it performs at its various R&D locations.
The following table presents the Company’s gross and net expenditures on R&D activities:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Gross R&D expenditures	$45	$49	$143	$151
Customer reimbursements	(21)	(25)	(62)	(73)
Net R&D expenditures	$24	$24	$81	$78
NOTE 4     OTHER OPERATING EXPENSE (INCOME), NET
Items included in Other operating expense (income), net consist of:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Merger, acquisition and divestiture expense	$13	$5	$72	$27
Restructuring	4	3	10	8
Related-party royalty income	—	(9)	(17)	(22)
Related-party R&D income	—	(3)	(2)	(9)
Asset impairment	—	—	—	5
Other income, net	(2)	(6)	(3)	(8)
Other operating expense (income), net	$15	$(10)	$60	$1
Merger acquisition and divestiture expense: During the three and nine months ended September 30, 2023 and 2022, the Company recorded merger, acquisition and divestiture expense, primarily related to professional fees associated with the separation of the Company.
Related-party royalty income: The Company participated in royalty arrangements with BorgWarner businesses prior to Spin-Off, which involved the licensing of the Delphi Technologies trade name and product-related intellectual properties.
Related-party R&D income: The Company provided application testing and other R&D services for BorgWarner businesses prior to Spin-Off.

NOTE 5     RESTRUCTURING
The Company’s restructuring expenditures are primarily included in Other operating expense (income), net of the Condensed Consolidated Statements of Operations. The Company’s restructuring activities are undertaken as necessary to execute management’s strategy and streamline operations, consolidate and take advantage of available capacity and resources, and ultimately achieve net cost reductions. Restructuring activities include efforts to integrate and rationalize the Company’s business and to relocate operations to best-cost locations.
The Company’s restructuring expenses consist primarily of employee termination benefits (principally severance and/or other termination benefits) and other costs, which are primarily professional fees and costs related to equipment moves.

	Three months ended September 30, 2023			Nine months ended September 30, 2023
(in millions)	Fuel Systems	Aftermarket	Total	Fuel Systems	Aftermarket	Total
Employee termination benefits	$3	$—	$3	$7	$1	$8
Other	1	—	1	2	—	2
Total restructuring expense	$4	$—	$4	$9	$1	$10

	Three months ended September 30, 2022			Nine months ended September 30, 2022
(in millions)	Fuel Systems	Aftermarket	Total	Fuel Systems	Aftermarket	Total
Employee termination benefits	$—	$—	$—	$2	$—	$2
Other	3	—	3	6	—	6
Total restructuring expense	$3	$—	$3	$8	$—	$8

The following table displays a roll forward of the restructuring liability recorded within the Company’s Condensed Consolidated Balance Sheets and the related cash flow activity:

(in millions)	Employee termination benefits	Other	Total
Balance at January 1, 2023	$20	$—	$20
Restructuring expense, net	8	2	10
Cash payments	(17)	(2)	(19)
Balance at September 30, 2023	11	—	11
Less: Non-current restructuring liability	(1)	—	(1)
Current restructuring liability at September 30, 2023	$10	$—	$10

(in millions)	Employee termination benefits	Other	Total
Balance at January 1, 2022	$60	$—	$60
Restructuring expense, net	2	6	8
Cash payments	(36)	(5)	(41)
Foreign currency translation adjustment and other	(4)	—	(4)
Balance at September 30, 2022	22	1	23
Less: Non-current restructuring liability	(5)	—	(5)
Current restructuring liability at September 30, 2022	$17	$1	$18
During the three and nine months ended September 30, 2023, the Company recorded $4 million and $10 million, respectively, of restructuring costs for individually approved restructuring actions that primarily related to reductions in headcount in the Fuel Systems segment.

In 2019, the Company announced a restructuring plan to reshape and realign its global technical center footprint and reduce salaried and contract staff. The Company recorded charges of $8 million during the nine months ended September 30, 2022, primarily related to employee severance and equipment moves in the Fuel Systems segment. The actions under this program are complete.
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

The Company’s effective tax rate for the three months ended September 30, 2023 and 2022 was 74% and 26%, respectively. The effective tax rate for the three months ended September 30, 2023 increased as compared to the prior year as a result of a change in the jurisdictional mix of pre-tax earnings, most notably an increase in pre-tax losses where no tax benefit is recognized, as well as an increase in the estimated annual effective tax rate in the current quarter due to increases in the U.S. taxes on foreign earnings based on the post Spin-Off structure.
The Company’s effective tax rate for the nine months ended September 30, 2023 and 2022 was 48% and 26%, respectively. The effective tax rate for the nine months ended September 30, 2023 increased as compared to the prior year as a result of a change in the jurisdictional mix of pre-tax earnings, most notably an increase in pre-tax losses where no tax benefit is recognized. The estimated annual effective tax rate increased in the current quarter due to increases in the U.S. taxes on foreign earnings based on the post Spin-Off structure.
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

For periods ended on or prior to July 3, 2023, the Company’s operations have been included in BorgWarner’s U.S. federal consolidated tax return, certain foreign tax returns, and certain state tax returns. For the purposes of these financial statements, the Company’s income tax provision was computed as if the Company filed separate tax returns (i.e., as if the Company had not been included in the consolidated income tax return group with BorgWarner). The separate return method applies ASC 740 to the Condensed Consolidated Financial Statements of each member of a consolidated tax group as if the group member were a separate taxpayer. As a result, actual tax transactions included in the consolidated financial statements of BorgWarner may not be included in these Condensed Consolidated Financial Statements. Further, the Company’s tax results as presented in the Condensed Consolidated Financial Statements may not be reflective of the results that the Company expects to generate in the future. Also, the tax treatment of certain items reflected in the Condensed Consolidated Financial Statements may not be reflected in the Consolidated Financial Statements and tax returns of BorgWarner.

NOTE 7     INVENTORIES
A summary of Inventories is presented below:

(in millions)	September 30, 2023	December 31, 2022
Raw material and supplies	$313	$275
Work-in-progress	38	39
Finished goods	178	145
Inventories	$529	$459
NOTE 8     OTHER CURRENT AND NON-CURRENT ASSETS

(in millions)	September 30, 2023	December 31, 2022
Prepayments and other current assets:
Prepaid taxes	$16	$11
Prepaid customer tooling	8	3
Customer return assets	7	6
Deposits	4	3
Prepaid insurance	4	—
Prepaid engineering	3	3
Other	11	14
Total prepayments and other current assets	$53	$40

Investments and long-term receivables:
Long-term receivables	$80	$279
Investment in equity affiliates	46	44
Investment in equity securities	4	2
Total investments and long-term receivables	$130	$325

Other non-current assets:
Deferred income taxes	$58	$157
Operating leases	64	80
Other	29	25
Total other non-current assets	$151	$262

NOTE 9     GOODWILL AND OTHER INTANGIBLES
During the fourth quarter of each year, the Company assesses its goodwill assigned to each of its reporting units for impairment by either performing a qualitative assessment or a quantitative analysis. In addition, the Company may test goodwill in between annual test dates if an event occurs or circumstances change that could more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Similar to goodwill, the Company performs an annual impairment test for indefinite-lived intangibles other than goodwill (trade names) using a qualitative analysis during the fourth quarter each year to determine if it is more-likely-than-not that the fair value of the intangible asset is less than its respective carrying value. If the Company elects to perform or is required to perform a quantitative analysis, the test consists of a comparison of the fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date. No events or circumstances were noted in the first nine months of 2023 requiring additional assessment or testing.
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
A summary of the components in the carrying amount of goodwill as of September 30, 2023 and December 31, 2022 is as follows:

(in millions)	Fuel Systems	Aftermarket	Total
Gross goodwill balance, December 31, 2022	$58	$545	$603
Accumulated impairment losses	—	(113)	(113)
Net goodwill balance, December 31, 2022	$58	$432	$490
Goodwill during the period:
Translation adjustment	—	(4)	(4)
Net goodwill balance, September 30, 2023	$58	$428	$486
The Company’s other intangible assets consist of the following:

		September 30, 2023			December 31, 2022
(in millions)	Estimated useful lives (years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Patented and unpatented technology	14 - 15	$144	$39	$105	$144	$30	$114
Customer relationships	14 - 15	263	97	166	263	85	178
Total amortized intangible assets		407	136	271	407	115	292
Unamortized trade names		140	—	140	140	—	140
Total other intangible assets		$547	$136	$411	$547	$115	$432

NOTE 10     PRODUCT WARRANTY
The Company provides warranties on some, but not all, of its products. The warranty terms are typically from one to three years. Provisions for estimated expenses related to product warranty are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and industry developments and recoveries from third parties. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. Management believes that the warranty accrual is appropriate; however, in certain cases, initial customer claims exceed the amount accrued. The Company’s warranty provisions are primarily included in Cost of sales in the Condensed Consolidated Statements of Operations. The product warranty accrual is allocated to current and non-current liabilities in the Condensed Consolidated Balance Sheets.

The following table summarizes the activity in the product warranty accrual accounts:

(in millions)	2023	2022
Beginning balance, January 1	$60	$68
Adjustments of prior estimates	1	5
Provisions for current period sales	32	28
Payments	(35)	(35)
Other, primarily translation adjustment	(1)	(4)
Ending balance, September 30,	$57	$62
The product warranty liability is classified in the Condensed Consolidated Balance Sheets as follows:

(in millions)	September 30, 2023	December 31, 2022
Other current liabilities	$30	$32
Other non-current liabilities	27	28
Total product warranty liability	$57	$60

NOTE 11     NOTES PAYABLE AND DEBT
As of September 30, 2023 and December 31, 2022, the Company had debt outstanding as follows:

(in millions)	September 30, 2023	December 31, 2022
Short-term borrowings	$75	$—

Long-term debt
5.000% Senior notes due 10/01/25 ($800 million par value)	$25	$26
$300 million Term Loan A Facility (net of $3 unamortized issuance costs)	297	—
$425 million Term Loan B Facility (net of $6 unamortized issuance costs and $16 unamortized discount)	403	—
Other long-term debt	—	2
Total long-term debt	$725	$28
Less: current portion	12	—
Long-term debt, net of current portion	$713	$28
As of September 30, 2023, the estimated fair values of the Company’s senior unsecured notes, Term Loan A Facility and Term Loan B Facility (each as defined below) totaled $753 million, which is $28 million higher than carrying value for the same period. As of December 31, 2022, the estimated fair value of the Company’s senior unsecured notes totaled $23 million, which was $3 million higher than carrying value for the same period. Fair market values of the long-term debt are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying values of the Company’s other debt facilities approximate fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.
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
As of September 30, 2023, the Company had $75 million of outstanding borrowings under the Revolving Facility. The Credit Agreement contains customary covenants relating to us and our subsidiaries concerning, among other things, investments, dispositions of assets, indebtedness, liens on assets, and dividends and other distributions. Solely in respect of the Revolving Facility and the Term Loan A Facility, the Credit Agreement also contains financial covenants requiring (i) the consolidated net leverage ratio of the Company, determined as of the end of each fiscal quarter, not to exceed 3.00 to 1.00 (or, at our election and subject to certain conditions, 3.50 to 1.00 for the period in which such election is made and the next succeeding testing period and, thereafter, 3.25 to 1.00 for the next two succeeding testing periods) and (ii) the consolidated interest coverage ratio of the Company, determined as of the end of each fiscal quarter, to be at least 3.00 to 1.00. The Company was in compliance with all covenants as of September 30, 2023.

NOTE 12     OTHER CURRENT AND NON-CURRENT LIABILITIES
Additional detail related to liabilities is presented in the table below:

(in millions)	September 30, 2023	December 31, 2022
Other current liabilities:
Customer related	$105	$96
Payroll and employee related	86	81
Income taxes payable	51	28
Product warranties (Note 10)	30	32
Accrued freight	19	13
Operating leases	17	18
Employee termination benefits (Note 5)	10	16
Deferred engineering	5	17
Other	94	183
Total other current liabilities	$417	$484

Other non-current liabilities:
Deferred income taxes	$60	$46
Operating leases	51	67
Product warranties (Note 10)	27	28
Uncertain tax positions	14	37
Deferred income	6	—
Due to former parent	—	957
Other	13	19
Total other non-current liabilities	$171	$1,154

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
The following tables classify assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

		Basis of fair value measurements
(in millions)	Balance at September 30, 2023	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation Technique
Assets:
Foreign currency contracts	$1	$—	$1	$—	A
Liabilities:
Foreign currency contracts	$(1)	$—	$(1)	$—	A

		Basis of fair value measurements
(in millions)	Balance at December 31, 2022	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation Technique
Assets:
Foreign currency contracts	$7	$—	$7	$—	A
Liabilities:
Foreign currency contracts	$(1)	$—	$(1)	$—	A
NOTE 14     FINANCIAL INSTRUMENTS
The Company’s financial instruments include cash and cash equivalents, marketable securities and accounts receivable. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments may also include long-term debt, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivative contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. An adjustment for non-performance risk is considered in the estimate of fair value in derivative assets based on the counterparty credit default swap (“CDS”) rate. When the Company is in a net derivative liability position, the non-performance risk adjustment is based on its CDS rate. At September 30, 2023 and December 31, 2022, the Company had no derivative contracts that contained credit-risk-related contingent features.
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

As of September 30, 2023 and December 31, 2022, the United States dollar equivalent notional values of outstanding currency derivative instruments was $38 million and $309 million, respectively. These amounts were primary related to Euro and British Pound denominated hedging transactions.
As of September 30, 2023 and December 31, 2022, the following amounts were recorded in the Condensed Consolidated Balance Sheets as being payable to or receivable from counterparties under ASC Topic 815:

(in millions)	Assets			Liabilities
Derivatives designated as hedging instruments Under Topic 815:	Balance Sheet Location	September 30, 2023	December 31, 2022	Balance Sheet Location	September 30, 2023	December 31, 2022
Foreign currency	Prepayments and other current assets	$1	$7	Other current liabilities	$1	$1
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
The table below shows deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less for designated net investment hedges. The amount expected to be reclassified to income in one year or less assumes no change in the current relationship of the hedged item at September 30, 2023 market rates.

(in millions)	Deferred loss in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract Type	September 30, 2023	December 31, 2022
Foreign currency	$(6)	$(4)	$—
Derivative instruments designated as hedging instruments as defined by ASC Topic 815 held during the period resulted in the following gains and losses recorded in income:

	Three months ended September 30, 2023
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income line items in which the effects of cash flow hedges are recorded	$896	$719	$104	$(61)
Gain (loss) on cash flow hedging relationships:
Foreign currency
Loss recognized in Other comprehensive income (loss)				$(1)

	Nine months ended September 30, 2023
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income line items in which the effects of cash flow hedges are recorded	$2,618	$2,080	$306	$(34)
Gain (loss) on cash flow hedging relationships:
Foreign currency
Loss recognized in Other comprehensive income				$(3)

	Three months ended September 30, 2022
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income line items in which the effects of cash flow hedges are recorded	$859	$658	$100	$(104)
Gain (loss) on cash flow hedging relationships:
Foreign currency
Gain recognized in Other comprehensive loss				$1

	Nine months ended September 30, 2022
(in millions)	Net sales	Cost of sales	Selling, general and administrative expenses	Other comprehensive income (loss)
Total amounts of earnings and other comprehensive income line items in which the effects of cash flow hedges are recorded	$2,497	$1,964	$301	$(197)
Gain (loss) on cash flow hedging relationships:
Foreign currency
Gain recognized in Other comprehensive income (loss)				$2

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
Derivatives not designated as hedging instruments are used to hedge remeasurement exposures of monetary assets and liabilities denominated in currencies other than the operating units' functional currency. These derivatives resulted in the following gains (losses) recorded in income:

(in millions)		Three months ended September 30,		Nine months ended September 30,
Contract Type	Location	2023	2022	2023	2022
Foreign Currency	Cost of sales	$—	$3	$4	$—
NOTE 15     RETIREMENT BENEFIT PLANS
PHINIA sponsors various defined contribution savings plans, primarily in the U.S., that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. The Company also has a number of defined benefit pension plans, and in connection with the completion of the Spin-Off was required to assume additional defined benefit plan liabilities, along with the associated deferred costs in Accumulated other comprehensive loss. Under specified conditions, the Company will make contributions to the plans and/or match a percentage of the employee contributions up to certain limits. The estimated contributions to the defined benefit pension plans for 2023 are up to $3 million, of which $2 million has been contributed through the first nine months of the year.
The components of net periodic benefit income recorded in the Condensed Consolidated Statements of Operations are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Service cost	$1	$1	$2	$1
Interest cost	11	6	32	18
Expected return on plan assets	(11)	(14)	(32)	(43)
Amortization of unrecognized loss	—	—	(1)	—
Net periodic benefit cost (income)	$1	$(7)	$1	$(24)
The non-service cost components of net periodic benefit cost (income) are included in Other postretirement income in the Condensed Consolidated Statements of Operations.
NOTE 16     STOCKHOLDERS' EQUITY
The changes of the Stockholders’ Equity items during the three and nine months ended September 30, 2023 and 2022, are as follows:

(in millions)	Issued common stock	Additional paid-in capital	Treasury stock	Retained deficit	Former parent investment	Accumulated other comprehensive loss	Total equity
Balance, June 30, 2023	$—	$—	$—	$—	$2,053	$(61)	$1,992
Net earnings	—	—	—	11	—	—	11
Dividends declared ($0.25 per share)	—	—	—	(12)	—	—	(12)
Purchase of treasury stock	—	—	(9)	—	—	—	(9)
Other comprehensive loss	—	—	—	—	—	(61)	(61)
Share-based compensation expense	—	3	—	—	—	—	3
Net transfers to former parent	—	—	—	—	(32)	—	(32)
Reclassification of former parent's net investment and issuance of ordinary shares in connection with Spin-Off	1	2,020	—	—	(2,021)	—	—
Balance, September 30, 2023	$1	$2,023	$(9)	$(1)	$—	$(122)	$1,892

(in millions)	Former parent investment	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
Balance, June 30, 2022	$1,755	$(31)	$—	$1,724
Net earnings	89	—	—	89
Other comprehensive loss	—	(104)	—	(104)
Net transfers from former parent	43	—	—	43
Balance, September 30, 2022	$1,887	$(135)	$—	$1,752

(in millions)	Issued common stock	Additional paid-in capital	Treasury stock	Retained deficit	Former parent investment	Accumulated other comprehensive loss	Total equity
Balance, December 31, 2022	$—	$—	$—	$—	$1,731	$(88)	$1,643
Net earnings	—	—	—	11	70	—	81
Dividends declared ($0.25 per share)	—	—	—	(12)	—	—	(12)
Purchase of treasury stock	—	—	(9)	—	—	—	(9)
Other comprehensive loss	—	—	—	—	—	(34)	(34)
Share-based compensation expense	—	3	—	—	—	—	3
Net transfers from former parent	—	—	—	—	220	—	220
Reclassification of former parent's net investment and issuance of ordinary shares in connection with Spin-Off	1	2,020	—	—	(2,021)	—	—
Balance, September 30, 2023	$1	$2,023	$(9)	$(1)	$—	$(122)	$1,892

(in millions)	Former parent investment	Accumulated other comprehensive loss	Noncontrolling interest	Total equity
Balance, December 31,	$1,647	$62	$3	$1,712
Net earnings	187	—		187
Other comprehensive loss	—	(197)	—	(197)
Purchase of noncontrolling interest	—	—	(3)	(3)
Net transfers from former parent	53	—	—	53
Balance, September 30, 2022	$1,887	$(135)	$—	$1,752

NOTE 17     ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarizes the activity within accumulated other comprehensive loss:

(in millions)	Foreign currency translation adjustments	Defined benefit pension plans	Hedge instruments	Total
Beginning balance, June 30, 2023	$(55)	$(7)	$1	$(61)
Comprehensive income (loss)	(58)	(3)	(1)	(62)
Income taxes associated with comprehensive income	—	1	—	1
Ending Balance, September 30, 2023	$(113)	$(9)	$—	$(122)

(in millions)	Foreign currency translation adjustments	Defined benefit pension plans	Hedge instruments	Total
Beginning balance, June 30, 2022	$(82)	$52	$(1)	$(31)
Comprehensive income (loss)	(99)	(7)	1	(105)
Income taxes associated with comprehensive income	—	1	—	1
Ending Balance, September 30, 2022	$(181)	$46	$—	$(135)

(in millions)	Foreign currency translation adjustments	Defined benefit pension plans	Hedge instruments	Total
Beginning Balance, December 31, 2022	$(85)	$(6)	$3	$(88)
Comprehensive income (loss)	(28)	(4)	(3)	(35)
Income taxes associated with comprehensive income	—	1	—	1
Ending Balance, September 30, 2023	$(113)	$(9)	$—	$(122)

(in millions)	Foreign currency translation adjustments	Defined benefit pension plans	Hedge instruments	Total
Beginning Balance, December 31, 2021	$5	$59	$(2)	$62
Comprehensive income (loss)	(186)	(16)	2	(200)
Income taxes associated with comprehensive income	—	3	—	3
Ending Balance, September 30, 2022	$(181)	$46	$—	$(135)
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
NOTE 19     RELATED-PARTY TRANSACTIONS
Pursuant to the Spin-Off, BorgWarner ceased to be a related party to PHINIA and accordingly, no related party transactions or balances have been reported subsequent to July 3, 2023. In connection with the Spin-Off, we entered into a number of agreements with BorgWarner to govern the Spin-Off and provide a framework for the relationship between the parties going forward, including a Transition Services Agreement, Tax Matters Agreement, and certain Contract Manufacturing Agreements.
The following discussion summarizes activity between the Company and BorgWarner that occurred prior to the completion of the Spin-Off.
Allocation of General Corporate and Other Expenses
The Condensed Consolidated Statements of Operations include expenses for certain centralized functions and other programs provided and administered by BorgWarner that were charged directly to the Company prior to the Spin-Off. In addition, for purposes of preparing the financial statements on a carve-out basis, a portion of BorgWarner’s total corporate expenses was allocated to the Company. Similarly, certain centralized expenses incurred by the Company prior to the Spin-Off on behalf of subsidiaries of BorgWarner had been allocated to BorgWarner. See Note 1, “Basis Of Presentation,” for a discussion of the methodology used to allocate corporate expenses for purposes of preparing these financial statements on a carve-out basis for periods prior to July 3, 2023.
Net corporate allocation expenses in nine months ended September 30, 2023 totaled $89 million, all of which were incurred prior to the Spin-Off. For the three and nine months ended September 30, 2022 net corporate allocation expenses totaled $26 million and $95 million, respectively. These expenses were primarily included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
Related-Party Royalty Income and Related-Party R&D
The Company participated in royalty arrangements and provided applications testing and other R&D services to BorgWarner prior to the Spin-Off. See Note 4, “Other operating expense (income), net” for additional information.

Due from BorgWarner
In the Condensed Consolidated Balance Sheets, the Company presents $142 million within Accounts receivable and $208 million within Investments and long-term receivables as of December 31, 2022. These amounts were previously presented as Due from BorgWarner, current and Due from BorgWarner, non-current, respectively.
Due to BorgWarner
In the Condensed Consolidated Balance Sheets, the Company presents $186 million within Accounts payable and $99 million within Other current liabilities. These amounts were previously presented as Due to BorgWarner, current. In addition, the Company presents $957 within Other non-current liabilities as of December 31, 2022. These amounts were previously presented as Due to BorgWarner, non-current.
Net Transfers from (to) BorgWarner
Net transfers from (to) BorgWarner are included within Former parent investment in the Condensed Consolidated Statements of Changes in Equity. The components of the transfers from (to) BorgWarner are as follows:

	Nine months ended September 30,
(in millions)	2023	2022
General financing activities	$(63)	$(22)
Cash pooling and other equity settled balances with BorgWarner	(64)	(11)
Related-party notes converted to equity	260	—
Corporate allocations	89	95
Research and development income from BorgWarner	(2)	(9)
Total net transfers from BorgWarner	$220	$53
Exclude non-cash items:
Stock-based compensation	$(4)	$(7)
Other non-cash activities with BorgWarner, net	(16)	(32)
Related-party notes converted to equity	(260)	—
Cash pooling and intercompany financing activities with BorgWarner, net	55	(30)
Total net transfers to BorgWarner per Condensed Consolidated Statements of Cash Flow	$(5)	$(16)

NOTE 20 EARNINGS PER SHARE
The Company presents both basic and diluted earnings per share of common stock (“EPS”) amounts. Basic EPS is calculated by dividing net earnings by the weighted average shares of common stock outstanding during the reporting period. Diluted EPS is calculated by dividing net earnings by the weighted average shares of common stock and common stock equivalents outstanding during the reporting period.
For periods prior to July 3, 2023, the denominator for basic and diluted earnings per share was calculated using the 47.0 million PHINIA ordinary shares outstanding immediately following the Spin-Off. The same number of shares was used to calculate basic and diluted earnings per share in those periods since no PHINIA equity awards were outstanding prior to the Spin-Off.
The dilutive impact of stock-based compensation is calculated using the treasury stock method. The treasury stock method assumes that the Company uses the assumed proceeds from the exercise of awards to repurchase common stock at the average market price during the period. The assumed proceeds under the treasury stock method include the purchase price that the grantee will pay in the future and compensation cost for future service that the Company has not yet recognized.
The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Basic earnings per share:
Net earnings	$11	$89	$81	$187
Weighted average shares of common stock outstanding	47.0	47.0	47.0	47.0
Basic earnings per share of common stock	$0.24	$1.89	$1.72	$3.98

Diluted earnings per share:
Net earnings	$11	$89	$81	$187
Weighted average shares of common stock outstanding	47.0	47.0	47.0	47.0
Effect of stock-based compensation	0.1	—	—	—
Weighted average shares of common stock outstanding including dilutive shares	47.1	47.0	47.0	47.0
Diluted earnings per share of common stock	$0.24	$1.89	$1.72	$3.98

NOTE 21     REPORTABLE SEGMENTS AND RELATED INFORMATION
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
Segment Adjusted Operating Income (“AOI”) is the measure of segment income or loss used by the Company. Segment AOI is comprised of segment operating income adjusted for restructuring, merger, acquisition and divestiture expense, intangible asset amortization expense, impairment charges, other net expenses and other items not reflective of ongoing operating income or loss. The Company believes Segment AOI is most reflective of the operational profitability or loss of its reportable segments. Segment AOI excludes certain corporate costs, which primarily represent corporate expenses not directly attributable to the individual segments.

The following tables show segment information and Segment AOI for the Company’s reportable segments:
Net Sales by Reportable Segment

	Three months ended September 30, 2023			Nine months ended September 30, 2023
(in millions)	Customers	Inter-segment	Net	Customers	Inter-segment	Net
Fuel Systems	$561	$59	$620	$1,621	$173	$1,794
Aftermarket	335	(3)	332	997	4	1,001
Inter-segment eliminations	—	(56)	(56)	—	(177)	(177)
Total	$896	$—	$896	$2,618	$—	$2,618

	Three months ended September 30, 2022			Nine months ended September 30, 2022
(in millions)	Customers	Inter-segment	Net	Customers	Inter-segment	Net
Fuel Systems	$534	$63	$597	$1,545	$162	$1,707
Aftermarket	325	2	327	952	6	958
Inter-segment eliminations	—	(65)	(65)	—	(168)	(168)
Total	$859	$—	$859	$2,497	$—	$2,497
Segment Adjusted Operating Income

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Fuel Systems	$55	$84	$160	$193
Aftermarket	46	48	143	137
Segment AOI	101	132	303	330
Corporate, including stock-based compensation	19	17	45	61
Related-party royalty income	—	(9)	(17)	(22)
Merger, acquisition and divestiture expense, net	13	5	72	27
Intangible asset amortization expense	7	7	21	21
Restructuring expense (Note 5)	4	3	10	8
Asset impairments and lease modifications	—	(2)	—	4
Equity in affiliates' earnings, net of tax	(2)	(5)	(8)	(8)
Interest expense	22	5	34	14
Interest income	(4)	(2)	(9)	(3)
Other postretirement income	—	(8)	(1)	(25)
Earnings before income taxes	42	121	156	253
Provision for income taxes	31	32	75	66
Net earnings	$11	$89	$81	$187

Cautionary Statements For Forward-Looking Information
Statements in this Form 10-Q (including “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) may contain forward-looking statements that are based on management’s current outlook, expectations, estimates and projections. Words such as “anticipates,” “believes,” “continues,” “could,” “designed,” “effect,” “estimates,” “evaluates,” “expects,” “forecasts,” “goal,” “initiative,” “intends,” “may,” “outlook,” “plans,” “potential,” “predicts,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “will,” “would” and variations of such words and similar expressions are intended to identify such forward-looking statements. Further, all statements, other than statements of historical fact contained or incorporated by reference in this Form 10-Q, that we expect or anticipate will or may occur in the future regarding our financial position, business strategy and measures to implement that strategy, including changes to operations, competitive strengths, goals, expansion and growth of our business and operations, plans, references to future success and other such matters, are forward-looking statements. Accounting estimates, such as those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Information Statement furnished with the Company’s Registration Statement on Form 10-12B/A filed with the Securities and Exchange Commission (“SEC”) on June 9, 2023 and subsequent reports filed with the SEC, are inherently forward-looking. All forward looking statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. Forward-looking statements are not guarantees of performance and our actual results may differ materially from those expressed, projected or implied in or by the forward-looking statements.
You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. Forward-looking statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. These risks and uncertainties, among others, include: the ability of PHINIA to succeed as a standalone publicly traded company, which is a smaller company relative to BorgWarner; the possibility that the Spin-Off will not achieve its intended benefits; the possibility of disruption, including changes to existing business relationships, disputes, litigation or unanticipated costs; the uncertainty regarding the expected financial performance of PHINIA; supply disruptions, work stoppages or similar events impacting us or our customers, such as the United Auto Workers (“UAW”) strikes against Ford, General Motors and Stellantis North America and the current shortage of semiconductor chips that has impacted OEM customers and their suppliers, including us; commodities availability and pricing; competitive challenges from existing and new competitors including OEM customers; the challenges associated with rapidly-changing technologies, and our ability to innovate in response; the ability to identify targets and consummate acquisitions on acceptable terms; the failure to promptly and effectively integrate acquired businesses; the potential for unknown or inestimable liabilities relating to acquired businesses; our dependence on commercial vehicle, industrial application and light vehicle production, which are highly cyclical and subject to disruptions; our reliance on major OEM customers; fluctuations in interest rates and foreign currency exchange rates; our dependence on information systems; the uncertainty of the global economic environment; the outcome of existing or any future legal proceedings, including litigation with respect to various claims and any governmental investigations; future changes in laws and regulations, including, by way of example, taxes and tariffs, in the countries in which we operate; impacts from any potential future acquisition or disposition transactions; and any other risks noted under “Risk Factors” and in other reports that we file with the SEC. We do not undertake any obligation to update or announce publicly any updates to or revisions to any of the forward-looking statements in this Form 10-Q to reflect any change in our expectations or any change in events, conditions, circumstances or assumptions underlying the statements.
This section, and the similar discussions contained in subsequent reports filed with the SEC, the discussions contained in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Information

Statement furnished with the Company’s Registration Statement on Form 10-12B/A filed on June 9, 2023, and the similar discussions contained in subsequent reports filed with the SEC, are intended to provide cautionary statements. Those cautionary statements should not be construed as a complete list of all of the economic, competitive, governmental, technological and other factors that could adversely affect our expected consolidated financial position, results of operations or liquidity. Additional risks and uncertainties, including without limitation those not currently known to us or that we currently believe are immaterial, also may impair our business, operations, liquidity, financial condition and prospects.

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
Transition to Standalone Company
On December 6, 2022, BorgWarner Inc. (“BorgWarner,” or “Former Parent”) announced plans for the complete legal and structural separation of BorgWarner’s Fuel Systems and Aftermarket businesses from BorgWarner by the spin-off of its wholly-owned subsidiary, PHINIA, which was formed on February 9, 2023 (the “Spin-Off”).
On July 3, 2023, BorgWarner completed the Spin-Off in a transaction intended to qualify as tax-free to the Company’s stockholders for U.S. federal income tax purposes, which was accomplished by the distribution of the outstanding common stock of PHINIA to holders of record of common stock of BorgWarner on a pro rata basis. Each holder of record of common stock of BorgWarner received one share of PHINIA common stock for every five shares of common stock of BorgWarner held on June 23, 2023, the Record Date. In lieu of fractional shares of PHINIA, stockholders of the Company received cash. As a result of these transactions, all of the assets, liabilities, and legal entities comprising BorgWarner’s Fuel Systems and Aftermarket businesses are now owned directly, or indirectly through its subsidiaries, by PHINIA. PHINIA is an independent public company trading under the symbol “PHIN” on the New York Stock Exchange.
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
Outlook
The Company expects global industry production to be flat to a modest increase year over year in 2023. The Company also expects to see a continued ramp up of gasoline direct injection (“GDi”) volumes in North America from new programs. Recoveries from the Company’s customers of material cost inflation arising from non-contractual commercial negotiations with those customers are also expected to increase net sales year over year. These increases are expected to be partially offset by reduced demand from key commercial vehicle customers in China through the end of the year. As a result, the Company expects increased revenue in 2023, excluding the impact of foreign currencies.
On September 15, 2023, the UAW launched strikes against Ford, General Motors, and Stellantis North America. In October, the UAW expanded the strike to include Mack Truck. Each of these entities are customers and have limited purchases of our products due to the halt of their production. There were no material impacts to our results during the third quarter of 2023. As of the date of this filing, certain automakers have reached a tentative deal with the UAW; however, if the strikes continue for a prolonged period, it could adversely affect our financial results. We will continue to monitor and assess the progress of negotiations between the UAW and the automakers.

The Company maintains a positive long-term outlook for its global business and is committed to new product development and strategic investments to enhance its product leadership strategy. There are several trends that are driving the Company’s long-term growth that management expects to continue, including recovery of the commercial vehicle market, increased overall vehicle parc driving that supports aftermarket demand, adoption of product offerings with hydrogen solutions for combustion vehicles to serve as a viable alternative to electrification or fuel cell solutions and increasingly stringent global emissions standards that support demand for the Company’s products driving efficiency and reduced emissions. In addition, we believe we are well positioned to continue to expand differentiated offerings in electronics, software and complete systems capabilities and to enhance shareholder value through the payment of dividends and opportunistic repurchases of the Company's stock.
Relationship with BorgWarner
Historically, we have relied on BorgWarner to provide various corporate functions. Following the Spin-Off, BorgWarner does not provide us with assistance other than the transition and other services described under “Certain Relationships and Related Person Transactions” in our Information Statement furnished with the Company’s Registration Statement on Form 10-12B/A filed on June 9, 2023. These services do not include every service that we have received from BorgWarner in the past, and BorgWarner is only obligated to provide the transition services for limited periods following completion of the Spin-Off. Following the Spin-Off and the cessation of any transition services agreements, we will need to provide internally, or obtain from unaffiliated third parties, the services we will no longer receive from BorgWarner. We may be unable to replace these services in a timely manner or on terms and conditions as favorable as those we receive from BorgWarner. The Company entered into several agreements with BorgWarner that govern the relationship between the parties following the Spin-Off and are described in our Form 8-K filed on July 7, 2023.

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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022
The following table presents a summary of the Company’s operating results:

	Three months ended September 30, 2023
(in millions)	2023		2022
Net sales		% of net sales		% of net sales
Fuel Systems	$620	69.2%	$597	69.5%
Aftermarket	332	37.1	327	38.1
Inter-segment eliminations	(56)	(6.3)	(65)	(7.6)
Total net sales	896	100.0	859	100.0
Cost of sales	719	80.2	658	76.6
Gross profit	177	19.8	201	23.4
Selling, general and administrative expenses	104	11.6	100	11.6
Other operating expense, net	15	1.7	(10)	(1.2)
Operating income	58	6.5	111	13.0
Equity in affiliates’ earnings, net of tax	(2)	(0.2)	(5)	(0.6)
Interest expense	22	2.5	5	0.6
Interest income	(4)	(0.4)	(2)	(0.2)
Other postretirement income	—	—	(8)	(0.9)
Earnings before income taxes	42	4.6	121	14.1
Provision for income taxes	31	3.5	32	3.7
Net earnings	$11	1.1%	$89	10.4%
Net sales
Net sales for the three months ended September 30, 2023 totaled $896 million, an increase of $37 million, or 4%, compared to the three months ended September 30, 2022. The change in net sales for the three months ended September 30, 2023 was primarily driven by the following:
•Sales increased $26 million related to certain contract manufacturing agreements with Former Parent that were entered into in connection with the Spin-Off. Sales from these agreements are expected to continue through 2024.
•Customer pricing increased net sales by approximately $18 million. This is primarily related to an increase in recoveries of cost inflation from the Company’s customers due to non-contractual commercial negotiations with those customers and normal contractual customer commodity pass-through arrangements.
•Fluctuations in foreign currencies resulted in a period-over-period increase in sales of approximately $13 million, primarily due to the strengthening of the British Pound and Euro relative to the U.S. Dollar, partially offset by the weakening of the Chinese Renminbi relative to the U.S. Dollar.
•Unfavorable volume and mix partially offset by net new business decreased sales approximately $20 million, or 2%. This decrease was primarily driven by lower commercial vehicle sales in China, partially offset by higher GDi sales in the Americas.

Cost of sales and gross profit
Cost of sales and cost of sales as a percentage of net sales were $719 million and 80%, respectively, during the three months ended September 30, 2023, compared to $658 million and 77%, respectively, during the three months ended September 30, 2022. The increase of $61 million in cost of sales for the three months ended September 30, 2023 was primarily driven by the following:
•Cost of sales increased $26 million related to certain contract manufacturing agreements with Former Parent that were entered into in connection with the Spin-Off.
•Cost of sales was also impacted by higher supplier-related and inflationary costs of approximately $23 million arising primarily from $17 million non-contractual commercial negotiations with the Company’s suppliers and normal contractual supplier commodity pass-through arrangements. This impact was partially offset by $7 million of net supply chain savings initiatives.
•Fluctuations in foreign currencies resulted in a period-over-period increase in cost of sales of approximately $13 million primarily due to the strengthening of the British Pound and Euro relative to the U.S. Dollar, partially offset by the weakening of the Chinese Renminbi relative to the U.S. Dollar.
•Lower sales volume and mix partially offset by net new business decreased cost of sales by approximately $8 million.
•Other manufacturing costs increased cost of sales by $14 million compared to the three months ended September 30, 2022.
Gross profit and gross margin were $177 million and 20%, respectively, during the three months ended September 30, 2023 compared to $201 million and 23%, respectively, during the three months ended September 30, 2022. The decrease in gross margin was primarily due to the factors discussed above.
Selling, general and administrative expenses (“SG&A”)
SG&A for the three months ended September 30, 2023 was $104 million as compared to $100 million for the three months ended September 30, 2022. SG&A as a percentage of net sales was 12% for both the three months ended September 30, 2023 and 2022. SG&A was comprised of the following:
•Employee-related costs were $37 million for the three months ended September 30, 2023, an increase of $12 million compared to the three months ended September 30, 2022, primarily related to inflation and mandated minimum wage increases.
•Research and development (“R&D”) costs were $24 million for the three months ended September 30, 2023, unchanged from the same period in 2022. This includes gross R&D expenditures of $45 million, comprised primarily of employee costs, offset by customer reimbursements of $21 million, which represent recovery of costs incurred.
•IT costs incurred directly by the Company were $9 million for the three months ended September 30, 2023, an increase of $3 million compared to the three months ended September 30, 2022.
•Intangible amortization expense was $7 million for the three months ended September 30, 2023, flat compared to the three months ended September 30, 2022.
•Other SG&A expenses were $27 million for the three months ended September 30, 2023, an increase of $1 million compared to the three months ended September 30, 2022.
•Former Parent allocations, which no longer exist after the Spin-Off, represent a decrease of $12 million compared to the three months ended September 30, 2022.

Other operating expense (income), net
Other operating expense (income), net was expense of $15 million and income of $10 million for the three months ended September 30, 2023 and 2022, respectively. Refer to Note 4, “Other operating expense (income), net,” for more information. Other operating expense (income), net was comprised of the following:
•For the three months ended September 30, 2023 and 2022, merger, acquisition and divestiture expenses, net were $13 million and $5 million, respectively, primarily related to professional fees associated with the Spin-Off.
•Restructuring expense was $4 million and $3 million for the three months ended September 30, 2023 and 2022, respectively, related to individually approved restructuring actions that primarily related to reductions in headcount. The Company continues to evaluate different options across its operations to reduce existing structural costs. As we continue to assess our performance and the needs of our business, additional restructuring could be required and may have a significant cost.
•For the three months ended September 30, 2022, the Company recognized royalty income related to licensing of the Delphi Technologies trade name and product-related intellectual properties to other BorgWarner businesses in the amount of $9 million. The royalty arrangements stopped after the Spin-Off was completed.
•For the three months ended September 30, 2022, the Company recognized income related to application testing and other R&D services for other BorgWarner businesses of $3 million. Refer to Note 19, "Related-Party Transactions," for further information. The services stopped after the Spin-Off was completed.
Equity in affiliates’ earnings, net of tax
Equity in affiliates’ earnings, net of tax was $2 million and $5 million in the three months ended September 30, 2023 and 2022, respectively. This line item is driven by the results of the Company’s unconsolidated joint venture.
Interest expense
Interest expense was $22 million and $5 million in the three months ended September 30, 2023 and 2022, respectively. The increase was primarily related to the issuance of our Term Loan A and Term Loan B Facilities, as well as interest incurred on the drawdown of the Revolving Facility.
Interest income
Interest income was $4 million and $2 million in the three months ended September 30, 2023 and 2022.
Other postretirement income
Other postretirement income was de minimis and $8 million in the three months ended September 30, 2023 and 2022, respectively. The decrease in other postretirement income for the three months ended September 30, 2023 was primarily due to higher interest cost and lower expected returns on assets in 2023.
Provision for income taxes
Provision for income taxes was $31 million for the three months ended September 30, 2023 resulting in an effective tax rate of 74%. This compared to $32 million, or 26%, for the three months ended September 30, 2022. The increase was primarily the result of a change in the jurisdictional mix of pre-tax earnings, most notably an increase in pre-tax losses where no tax benefit is recognized, as well as an increase in the estimated annual effective tax rate in the current quarter due to increases in the U.S. taxes on foreign earnings based on the post Spin-Off structure.
For further details, see Note 6, “Income Taxes,” to the Condensed Consolidated Financial Statements for the three months ended September 30, 2023 and 2022.
Non-comparable items impacting the Company’s earnings per diluted share
The Company’s earnings per diluted share were $0.24 and $1.89 for the three months ended September 30, 2023 and 2022, respectively. The Company believes the following table is useful in highlighting certain expenses that impacted its earnings per diluted share:

	Three months ended September 30,
	2023	2022
Merger, acquisition and divestiture expense	$(0.21)	$(0.11)
Restructuring expense	(0.06)	(0.05)
Royalty income from BorgWarner	—	0.19
Asset impairments and lease modifications	—	0.04
Tax adjustments	(0.02)	(0.04)
Total impact of non-comparable items per share - diluted	$(0.29)	$0.03
Results by Reportable Segment for the Three Months Ended September 30, 2023 and 2022
The Company’s business is comprised of two reportable segments: Fuel Systems and Aftermarket.
Segment Adjusted Operating Income (“AOI”) is the measure of segment income or loss used by the Company. Segment AOI is comprised of segment operating income adjusted for restructuring, merger, acquisition and divestiture expense, intangible asset amortization expense, impairment charges and other items not reflective of ongoing operating income or loss. The Company believes Segment AOI is most reflective of the operational profitability or loss of its reportable segments.
Segment AOI excludes certain corporate costs, which primarily represent corporate expenses not directly attributable to the individual segments. Corporate expenses not allocated to Segment AOI were $19 million and $17 million for the three months ended September 30, 2023 and 2022, respectively. The increase in corporate expenses in 2023 was primarily related to a decrease in related-party royalty and R&D income from BorgWarner, which did not continue after completion of the Spin-Off, as well as additional costs resulting from operating as a stand-alone company.
The following table presents Net sales and Segment AOI for the Company’s reportable segments:

	Three months ended September 30,
	2023			2022
(in millions)	Net Sales to Customers	Segment AOI	% margin	Net Sales to Customers	Segment AOI	% margin
Fuel Systems	$561	$55	9.8%	$534	$84	15.7%
Aftermarket	335	46	13.7%	325	48	14.8%
Totals	$896	$101		$859	$132
The Fuel Systems segment’s net sales to customers for the three months ended September 30, 2023 increased $27 million, or 5%, and Segment Adjusted Operating Income decreased $29 million, or 35%, from the three months ended September 30, 2022. Foreign currencies resulted in a year-over-year increase in sales of approximately $5 million, primarily due to the strengthening of the British Pound and Euro relative to the U.S. Dollar, partially offset by the weakening of the Chinese Renminbi relative to the U.S. Dollar. The increase excluding the impact of foreign currencies was primarily due to $26 million related to certain contract manufacturing agreements with BorgWarner and $17 million primarily from non-contractual commercial negotiations with the Company’s customers and normal contractual customer commodity pass-through arrangements. These were offset by approximately $21 million of volume, mix and net new business driven by decreased demand for the Company’s products compared to the prior year, primarily from lower commercial vehicle sales in China. Segment Adjusted Operating margin was 9.8% in the three months ended September 30, 2023, compared to 15.7% in the three months ended September 30, 2022. The Segment Adjusted Operating margin decrease was primarily due to higher inflationary costs and supplier-related costs.
The Aftermarket segment’s net sales to customers for the three months ended September 30, 2023 increased $10 million, or 3%, and Segment Adjusted Operating Income decreased $2 million, or 4%, from the three months ended September 30, 2022. Foreign currencies resulted in a year-over-year increase in sales of approximately $8 million primarily due to the strengthening of the British Pound and Euro relative to the U.S. Dollar, partially offset by the weakening of the Chinese Renminbi relative to the U.S. Dollar. Segment Adjusted Operating margin was 13.7% in the three months ended September 30, 2023, comparable to 14.8% in the three months ended September 30, 2022. The Segment Adjusted Operating margin decrease was primarily driven by higher non-commodity inflationary costs during the period.

Nine Months Ended September 30, 2023 vs. Nine Months Ended September 30, 2022
The following table presents a summary of the Company’s operating results:

	Nine months ended September 30,
(in millions)	2023		2022
Net sales		% of net sales		% of net sales
Fuel Systems	$1,794	68.6%	$1,707	68.3%
Aftermarket	1,001	38.2	958	38.4
Inter-segment eliminations	(177)	(6.8)	(168)	(6.7)
Total net sales	2,618	100.0	2,497	100.0
Cost of sales	2,080	79.4	1,964	78.7
Gross profit	538	20.6	533	21.3
Selling, general and administrative expenses	306	11.7	301	12.1
Other operating expense, net	60	2.3	1	—
Operating income	172	6.6	231	9.2
Equity in affiliates’ earnings, net of tax	(8)	(0.3)	(8)	(0.3)
Interest expense	34	1.3	14	0.6
Interest income	(9)	(0.3)	(3)	(0.1)
Other postretirement income	(1)	—	(25)	(1.0)
Earnings before income taxes	156	5.9	253	10.0
Provision for income taxes	75	2.9	66	2.6
Net earnings	$81	3.0%	$187	7.4%

Net sales
Net sales for the nine months ended September 30, 2023 totaled $2,618 million, an increase of $121 million, or 5%, from the nine months ended September 30, 2022. The change in net sales for the nine months ended September 30, 2023 was primarily driven by the following:
•Customer pricing increased net sales by approximately $64 million. This includes an increase of approximately $41 million related to recoveries from the Company’s customers of cost inflation arising from non-contractual commercial negotiations with those customers and normal contractual customer commodity pass-through arrangements.
•Favorable volume, mix and net new business increased sales approximately $51 million, or 2%. This increase was primarily driven by higher demand for the Company’s products. This increase was partially offset by lower commercial vehicle sales in China.
•Sales increased $26 million related to certain contract manufacturing agreements with Former Parent that were entered into in connection with the Spin-Off. Sales from these agreements are expected to continue through 2024.
•Fluctuations in foreign currencies resulted in a year-over-year decrease in sales of approximately $20 million primarily due to the weakening of the Chinese Renminbi relative to the U.S. Dollar, slightly offset by the strengthening of the Euro relative to the U.S. Dollar.
Cost of sales and gross profit
Cost of sales and cost of sales as a percentage of net sales were $2,080 million and 79%, respectively, during the nine months ended September 30, 2023, compared to $1,964 million and 79%, respectively, during the nine months ended September 30, 2022. The increase of $116 million in cost of sales for the nine months ended September 30, 2023 was primarily driven by the following:
•Cost of sales was also impacted by higher supplier-related and inflationary costs of approximately $70 million arising primarily from $49 million from non-contractual commercial negotiations with the Company’s suppliers and normal contractual supplier commodity pass-through arrangements. This impact was partially offset by $31 million of net supply chain savings initiatives.
•Higher sales volume, mix and net new business increased cost of sales by approximately $62 million.
•Cost of sales increased $26 million related to certain contract manufacturing agreements with Former Parent that were entered into in connection with the Spin-Off.
•Fluctuations in foreign currencies resulted in a period-over-period decrease in cost of sales of approximately $10 million primarily due to the weakening of the Chinese Renminbi, partially offset by the strengthening of the Euro and British Pound relative to the U.S. Dollar.
Gross profit and gross margin were $538 million and 21%, respectively, during the nine months ended September 30, 2023 compared to $533 million and 21%, respectively, during the nine months ended September 30, 2022. The change in gross margin was primarily due to the factors discussed above.
Selling, general and administrative expenses
SG&A for the nine months ended September 30, 2023 was $306 million as compared to $301 million for the nine months ended September 30, 2022, SG&A as a percentage of net sales was 12% for both the nine months ended September 30, 2023 and 2022. SG&A was comprised of the following:
•R&D costs were $81 million for the nine months ended September 30, 2023. This includes gross R&D expenditures of $143 million, comprised primarily of employee costs, offset by customer reimbursements of $62 million, which represent recovery of costs incurred. R&D costs increased $3 million, primarily related to a reduction in customer reimbursements. The Company’s current long-term expectation for R&D spending is approximately 3% of net sales.
•Employee-related costs were $99 million for the nine months ended September 30, 2023, an increase of $25 million, primarily related to incentive compensation, inflation and mandated minimum wage increases.
•General expense allocations from BorgWarner, which ended subsequent to the Spin-off, were $16 million for the nine months ended September 30, 2023, a decrease of $23 million.
•IT costs incurred directly by the Company were $23 million for the nine months ended September 30, 2023, an increase of $2 million.
•Intangible amortization expense was $21 million for the nine months ended September 30, 2023 and 2022.
•Other SG&A expenses, excluding employee costs and general expense allocations from BorgWarner, were $66 million for the nine months ended September 30, 2023, a decrease of $2 million.
Other operating expense, net
Other operating expense, net was $60 million and $1 million for the nine months ended September 30, 2023 and 2022, respectively. Refer to Note 4, “Other operating expense (income), net,” for more information. Other operating expense (income), net was comprised of the following:
•For the nine months ended September 30, 2023 and 2022, merger, acquisition and divestiture expenses, net were $72 million and $27 million, respectively, primarily related to professional fees associated with the Spin-Off.
•Restructuring expense was $10 million and $8 million for the nine months ended September 30, 2023 and 2022, respectively, related to individually approved restructuring actions that primarily related to reductions in headcount.
•For the nine months ended September 30, 2023 and 2022, the Company recognized income related to application testing and other R&D services for other BorgWarner businesses of $2 million and $9 million, respectively. Refer to Note 19, "Related-Party Transactions," for further information.
•For the nine months ended September 30, 2023 and 2022, the Company recognized royalty income related to licensing of the Delphi Technologies trade name and product-related intellectual properties to other BorgWarner businesses in the amount of $17 million and $22 million, respectively. These royalty arrangements have not continued subsequent to the completion of the Spin-Off.
Equity in affiliates’ earnings, net of tax
Equity in affiliates’ earnings, net of tax was $8 million in both the nine months ended September 30, 2023 and 2022. This line item is driven by the results of the Company’s unconsolidated joint venture.
Interest expense
Interest expense was $34 million and $14 million in the nine months ended September 30, 2023 and 2022, respectively. The increase from 2022 to 2023 was primarily due to new debt as part of the Spin-Off.

Interest income
Interest income was $9 million and $3 million in the nine months ended September 30, 2023 and 2022, respectively. The increase is primarily due to higher interest rates on higher cash and cash equivalents balances.
Other postretirement income
Other postretirement income was $1 million and $25 million in the nine months ended September 30, 2023 and 2022, respectively. The decrease in other postretirement income for the nine months ended September 30, 2023 was primarily due to higher interest costs and lower expected returns on assets in 2023.
Provision for income taxes
Provision for income taxes was $75 million for the nine months ended September 30, 2023 resulting in an effective tax rate of 48%. This compared to $66 million, or 26%, for the nine months ended September 30, 2022. The increase was primarily the result of a change in the jurisdictional mix of pre-tax earnings, most notably an increase in pre-tax losses where no tax benefit is recognized, as well as an increase in the estimated annual effective tax rate in the current quarter due to increases in the U.S. taxes on foreign earnings based on the post Spin-Off structure.
For further details, see Note 6, “Income Taxes,” to the Condensed Consolidated Financial Statements for the nine months ended September 30, 2023 and 2022.

Results by Reportable Segment for the nine months ended September 30, 2023 and 2022
The following table presents Net sales and Segment AOI for the Company’s reportable segments:

	Nine months ended September 30,
	2023			2022
(in millions)	Net Sales to Customers	Segment AOI	% margin	Net Sales to Customers	Segment AOI	% margin
Fuel Systems	$1,621	$160	9.9%	$1,545	$193	12.5%
Aftermarket	997	143	14.3%	952	137	14.4%
Totals	$2,618	$303		$2,497	$330
The Fuel Systems segment’s net sales to customers for the nine months ended September 30, 2023 increased $76 million, or 5%, and Segment Adjusted Operating Income decreased $33 million, or 17%, from the nine months ended September 30, 2022. Foreign currencies resulted in a period-over-period decrease in sales of approximately $23 million primarily due to the weakening of the Chinese Renminbi, partially offset by the strengthening of the Euro and British Pound relative to the U.S. Dollar. The increase excluding the impact of foreign currencies was primarily due to approximately $50 million from non-contractual commercial negotiations with the Company’s customers and normal contractual customer commodity pass-through arrangements, $26 million related to certain contract manufacturing agreements with BorgWarner, and approximately $23 million of volume, mix and net new business driven by higher weighted average market production compared to the prior year. Segment Adjusted Operating margin was 9.9% in the nine months ended September 30, 2023, compared to 12.5% in the nine months ended September 30, 2022. The Segment Adjusted Operating margin decrease was primarily due to product mix and higher supplier costs.
The Aftermarket segment’s net sales to customers for the nine months ended September 30, 2023 increased $45 million, or 5%, and Segment Adjusted Operating Income increased $6 million, or 4%, from the nine months ended September 30, 2022. Foreign currencies resulted in a year-over-year increase in sales of approximately $3 million primarily due to the weakening Chinese Renminbi, partially offset by the strengthening of the Euro and British Pound relative to the U.S. Dollar. The increase excluding the impact of foreign currencies was primarily due to approximately $28 million of volume, mix and net new business driven by increased demand for the Company’s products and approximately $14 million of pricing. Segment Adjusted Operating margin was 14.3% in the nine months ended September 30, 2023, comparable to the 14.4% in the nine months ended September 30, 2022.
Non-comparable items impacting the Company’s earnings per diluted share
The Company’s earnings per diluted share were $1.72 and $3.98 for the nine months ended September 30, 2023 and 2022, respectively. The Company believes the following table is useful in highlighting certain expenses that impacted its earnings per diluted share:

	Nine months ended September 30,
	2023	2022
Merger, acquisition and divestiture expense	$(1.47)	$(0.57)
Restructuring expense	(0.17)	(0.13)
Royalty income from BorgWarner	0.36	0.47
Asset impairments and lease modifications	—	(0.09)
Tax adjustments	$(0.02)	$(0.02)
Total impact of non-comparable items per share - diluted	$(1.30)	$(0.34)

LIQUIDITY AND CAPITAL RESOURCES
Overview
To manage liquidity and fund operations prior to the Spin-Off, we participated in BorgWarner’s cash pooling arrangements and BorgWarner has participated in our cash pooling arrangements. Any balances owed to the Company from BorgWarner as a result of these cash arrangements that were anticipated to be settled in cash were reflected as Receivables, net and Investments and long-term receivables. Any balances due from the Company to BorgWarner as a result of these cash arrangements that were anticipated to be settled in cash were reflected as Other non-current liabilities. Certain other cash pooling balances that were not anticipated to be settled in cash are presented within Former parent investment in our Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
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
At September 30, 2023 and December 31, 2022, the Company had $367 million and $251 million of cash and cash equivalents, respectively, of which $342 million and $247 million, respectively, was held by our subsidiaries outside of the United States. We believe our existing cash and cash flows generated from operations and indebtedness incurred in conjunction with the Spin-Off discussed below will be responsive to the needs of our current and planned operations for at least the next 12 months.
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
Refer to Note 11. “Notes Payable And Debt” for further information on our Credit Agreement.
Cash Flows
Operating Activities
Net cash provided by operating activities was $188 million and $122 million in the nine months ended September 30, 2023 and 2022, respectively. The change in cash from operating activities for the nine months ended September 30, 2023, compared with the nine months ended September 30, 2022, was due to working capital changes, including amounts due to the Former Parent, offset by lower net earnings.
Investing Activities
Net cash used in investing activities was $117 million and $80 million in the nine months ended September 30, 2023 and 2022, respectively, primarily related to capital expenditures. As a percentage of sales, capital expenditures were 4.5% and 3.4% for the nine months ended September 30, 2023 and 2022, respectively.
Financing Activities
Net cash provided by financing activities was $50 million in the nine months ended September 30, 2023 primarily related to proceeds from external borrowings, offset by payments to the Former Parent, stock repurchases and dividend payments to PHINIA stockholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates disclosures appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies And Estimates,” in the Company’s Information Statement furnished with the Company’s Registration Statement on Form 10-12B/A filed on June 9, 2023. There were no material changes to this information during the quarter ended September 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s Information Statement furnished with the Company’s Registration Statement on Form 10-12B/A filed on June 9, 2023. There were no material changes to this information during the quarter ended September 30, 2023.

Item 4. Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and
15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as

appropriate, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2023 due to the material weakness in our internal control over financial reporting, as described below.

Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim condensed financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting, which remains outstanding as of September 30, 2023. The Company did not design and maintain effective controls over the determination and review of the calculation of cumulative translation adjustment in the Company’s condensed financial statements prepared on a carve-out basis. See Note 1, “Basis of Presentation,” to the Condensed Financial Statements in this Form 10-Q for a discussion of the methodology used to prepare the financial statements on a carve-out basis. This material weakness resulted in material adjustments to Accumulated other comprehensive income (loss) and Parent company investment at December 31, 2021 and Other comprehensive income (loss) for the years ended December 31, 2021 and 2020, all of which were recorded prior to the issuance of the combined financial statements. Additionally, this material weakness could result in a misstatement of those account balances or disclosures that would result in a material misstatement to the annual or interim condensed combined financial statements that would not be prevented or detected.

Remediation Plan
During 2023, the Company has taken steps to enhance our internal control over financial reporting in response to the material weakness. During the third quarter of 2023, the Company ceased preparing its financial statements on a carve-out basis and moved to a system-based calculation of cumulative translation adjustment. As of September 30, 2023, the Company implemented the revised and enhanced controls surrounding the calculation of cumulative translation adjustment and will continue to evaluate the operating effectiveness of these controls.

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

Item 1A. Risk Factors
Information regarding risk factors appears in the “Risk Factors” section of the Company’s Information Statement furnished with the Company’s Registration Statement on Form 10-12B/A filed on June 9, 2023. There were no material changes during the three months ended September 30, 2023 to the risk factors disclosed in the “Risk Factors” section of the Company’s Information Statement furnished with the Company’s Registration Statement on Form 10-12B/A filed on June 9, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
In August 2023, the Company’s Board of Directors authorized a $150 million share repurchase program. During the quarter ended September 30, 2023, the Company repurchased $9 million of common stock under its repurchase program. Under the repurchase program, shares may be repurchased in open market transactions, privately negotiated transactions, or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans in compliance with SEC requirements. The exact amount and timing of any purchases will depend on a number of factors, including trading price, trading volume, and general market conditions. The repurchase program has no expiration date and may be suspended, discontinued, or resumed at any time. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued.

The following table provides information about the Company’s purchases of its equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the quarter ended September 30, 2023:

Issuer Purchases of Equity Securities
Period	Total number of shares repurchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in millions)
July 1, 2023 - July 31, 2023	—	—	—	—
August 1, 2023 - August 31, 2023	—	—	—	$150
September 1, 2023 - September 30, 2023	328,344	$27.40	328,344	$141
Total	328,344	$27.40	328,344	$141

Item 5. Other Information
Trading Arrangements
During the three months ended September 30, 2023, none of the individuals serving as the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, at that time adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

10.5
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

10.10
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

10.16
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

10.17	Form of Restricted Stock Agreement for Non-Employee Directors under the 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 of the Company’s Form 10-Q filed on August 7, 2023).
10.18	Form of Conversion Award Restricted Stock Agreement for Employees under the 2023 Stock Incentive Plan.*
10.19	Form of Conversion Award Stock Unit Award Agreement for U.S. Employees under the 2023 Stock Incentive Plan.*
10.20	Form of Conversion Award Stock Unit Award Agreement for Non-U.S. Employees under the 2023 Stock Incentive Plan.*
10.21	Form of Restricted Stock Agreement for Employees under the 2023 Stock Incentive Plan.*
10.22	Form of Stock Unit Award Agreement for U.S. Employees under the 2023 Stock Incentive Plan.*
10.23	Form of Stock Unit Award Agreement for Non-U.S. Employees under the 2023 Stock Incentive Plan.*
31.1	Rule 13a-(14a)/15d-(14a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Section 1350 Certification of Chief Executive Officer.**
32.2	Section 1350 Certification of Chief Financial Officer.**
Exhibit 101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*
____________
*Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHINIA Inc.

By:	/s/ Samantha M. Pombier
(Signature)

Samantha M. Pombier
Vice President and Controller (Principal Accounting Officer)
Date: November 6, 2023