Form 10-K
period 2023-12-31
PHINIA INC.
filed 2024-02-28
CIK 1968915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2023
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                              to
Commission File Number: 001-41708
PHINIA Inc.
(Exact name of registrant as specified in its charter)

Delaware	92-2483604
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
3000 University Drive,
Auburn Hills, Michigan 48326
(Address of principal executive offices) (Zip Code)
 Registrant’s telephone number, including area code: (248) 732-1900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	PHIN	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
__________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☑	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑
As of June 30, 2023, the last day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not listed on any exchange. The registrant’s common stock began regular-way trading on the New York Stock Exchange on July 5, 2023.
As of February 23, 2024, the registrant had 46,164,536 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.

Document	Part of Form 10-K into which incorporated
Portions of the PHINIA Inc. Proxy Statement for the 2024 Annual Meeting of Stockholders	Part III

PHINIA Inc
FORM 10-K
YEAR ENDED DECEMBER 31, 2023

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Unless the context requires otherwise, references in this Annual Report on Form 10-K (Form 10-K) to “PHINIA,” the “Company,” “we, “our” or “us” refer to PHINIA Inc. and its consolidated subsidiaries.
This Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical fact that provide current expectations or forecasts of future events based on certain assumptions and are not guarantees of future performance. Forward-looking statements use words such as “anticipate,” “believe,” “continue,” “could,” “designed,” “effect,” “estimate,” “evaluate,” “expect,” “forecast,” “goal,” “initiative,” “intend,” “likely,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “will,” “would,” or other words of similar meaning. Forward-looking statements are subject to risks, uncertainties, and factors relating to our business and operations, all of which are difficult to predict and which could cause our actual results to differ materially from the expectations expressed in or implied by such forward-looking statements. Risks, uncertainties, and factors that could cause actual results to differ materially from those implied by these forward-looking statements include, but are not limited to:
•adverse changes in general business and economic conditions, including recessions, adverse market conditions or downturns impacting the vehicle and industrial equipment industries;
•our ability to deliver new products, services and technologies in response to changing consumer preferences, increased regulation of greenhouse gas emissions, and acceleration of the market for electric vehicles;
•competitive industry conditions;
•failure to identify, consummate, effectively integrate or realize the expected benefits from acquisitions or partnerships;
•pricing pressures from original equipment manufacturers (OEMs);
•inflation rates and volatility in the costs of commodities used in the production of our products;
•changes in U.S. administrative policy, including changes to existing trade agreements and any resulting changes in international trade relations;
•our ability to protect our intellectual property;
•failure of or disruption in our information technology infrastructure, including a disruption related to cybersecurity;
•our ability to identify, attract, retain and develop a qualified global workforce;
•difficulties launching new vehicle programs;
•failure to achieve the anticipated savings and benefits from restructuring and product portfolio optimization actions;
•extraordinary events, including natural disasters or extreme weather events, political disruptions, terrorist attacks, pandemics or other public health crises, and acts of war;
•risks related to our international operations;
•the impact of economic, political, and market conditions on our business in China;
•our reliance on a limited number of OEM customers;
•supply chain disruptions;
•work stoppages, production shutdowns and similar events or conditions;
•governmental investigations and related proceedings regarding vehicle emissions standards;
•current and future environmental and health and safety laws and regulations;
•the impact of climate change and regulations related to climate change;

•liabilities related to product warranties, litigation and other claims;
•compliance with legislation, regulations, and policies, investigations and legal proceedings, and new interpretations of existing rules and regulations;
•tax audits and changes in tax laws or tax rates taken by taxing authorities;
•volatility in the credit market environment;
•impairment charges on goodwill and indefinite-lived intangible assets;
•the impact of changes in interest rates and asset returns on our pension funding obligations;
•the impact of restrictive credit agreement covenants and requirements on our financial and operating flexibility;
•our ability to achieve some or all of the benefits that we expect to achieve from the Spin-Off (as defined below);
•a delay or inability to transition key infrastructure, services and solutions in connection with the Spin-Off;
•a determination that the Spin-Off does not qualify as tax-free for U.S. federal income tax purposes;
•restrictions under the Tax Matters Agreement (as defined below);
•difficulty maintaining existing customer relationships and obtaining new customers as a result of being a smaller company following the Spin-Off;
•our or BorgWarner Inc.’s (BorgWarner) failure to perform under various transaction agreements executed in connection with the Spin-Off;
•actual or potential conflicts of interests of certain of our employees related to their financial interests in BorgWarner;
•our limited history as an independent, publicly traded company; and
•other risks and uncertainties described in Item 1A, “Risk Factors” and in our other reports filed from time to time with the Securities and Exchange Commission (the SEC).
We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Use of Non-GAAP Financial Measures
This Form 10-K contains information about PHINIA’s financial results that is not presented in accordance with accounting principles generally accepted in the United States (GAAP). Such non-GAAP financial measures are reconciled to their most directly comparable GAAP financial measures in this Form 10-K. The provision of these comparable GAAP financial measures for 2023 is not intended to indicate that PHINIA is explicitly or implicitly providing projections on those GAAP financial measures, and actual results for such measures are likely to vary from those presented. The reconciliations include all information reasonably available to the Company at the date of this Form 10-K and the adjustments that management can reasonably predict.
Management believes that these non-GAAP financial measures are useful to management, investors, and banking institutions in their analysis of the Company's business and operating performance. Management also uses this information for operational planning and decision-making purposes.
Non-GAAP financial measures are not and should not be considered a substitute for any GAAP measure. Additionally, because not all companies use identical calculations, the non-GAAP financial measures as presented by PHINIA may not be comparable to similarly titled measures reported by other companies.

PART I

Item 1. Business
PHINIA Inc. (together with its consolidated subsidiaries, the Company or PHINIA) is a Delaware corporation incorporated in 2023. The Company is a leader in the development, design and manufacture of integrated components and systems that are designed to optimize performance, increase efficiency and reduce emissions in combustion and hybrid propulsion for commercial vehicles and industrial applications (medium-duty and heavy-duty trucks, buses and other off-highway construction, marine, agricultural and industrial applications) and light vehicles (passenger cars, trucks, vans and sport-utility vehicles). We are a global supplier to most major original equipment manufacturers (OEMs) seeking to meet and exceed increasingly stringent global regulatory requirements and satisfy consumer demands for an enhanced user experience. Additionally, we offer a wide range of original equipment service (OES) solutions and remanufactured products as well as an expanded range of products for the independent (non-OEM) aftermarket.
Transition to Standalone Company
On December 6, 2022, BorgWarner Inc., a manufacturer and supplier of automotive industry components and parts (BorgWarner, or Former Parent) announced plans for the complete legal and structural separation of its Fuel Systems and Aftermarket businesses by the spin-off of its wholly-owned subsidiary, PHINIA, which was formed on February 9, 2023 (the Spin-Off).
On July 3, 2023, BorgWarner completed the Spin-Off in a transaction intended to qualify as tax-free to the Company’s stockholders for U.S. federal income tax purposes, which was accomplished by the distribution of the outstanding common stock of PHINIA to holders of record of common stock of BorgWarner on a pro rata basis. Each holder of record of BorgWarner common stock received one share of PHINIA common stock for every five shares of BorgWarner common stock held on June 23, 2023, the record date. In lieu of fractional shares of PHINIA, BorgWarner stockholders received cash. As a result of these transactions, all of the assets, liabilities, and legal entities comprising BorgWarner’s Fuel Systems and Aftermarket businesses are now owned directly, or indirectly through its subsidiaries, by PHINIA. PHINIA is an independent public company trading under the symbol “PHIN” on the New York Stock Exchange.
Narrative Description of Reportable Segments
The Company reports its results under two reportable segments: Fuel Systems and Aftermarket.
Net sales by reportable segment were as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Fuel Systems	$2,407	$2,293	$2,233
Aftermarket	1,329	1,284	1,218
Inter-segment eliminations	(236)	(229)	(224)
Net sales	$3,500	$3,348	$3,227
The sales information presented above does not include the sales by the Company’s unconsolidated joint venture (see sub-heading “Joint Venture” below). Such unconsolidated sales totaled approximately $228 million, $235 million, and $201 million for the years ended December 31, 2023, 2022 and 2021, respectively. In addition, the sales information for the year ended December 31, 2023 includes $50 million of certain contract manufacturing agreements with BorgWarner that were entered into at the time of the Spin-Off.
Fuel Systems
The Fuel Systems segment provides advanced fuel injection systems, fuel delivery modules, canisters, sensors, electronic control modules and associated software. Our highly engineered fuel injection systems portfolio includes pumps, injectors, fuel rail assemblies, engine control modules, and complete systems, including software and calibration services, that reduce emissions and improve fuel economy for traditional and hybrid applications.

Aftermarket
The Aftermarket segment sells products to independent aftermarket customers and OES customers. Its product portfolio includes a wide range of products as well as maintenance, test equipment and vehicle diagnostics solutions. The Aftermarket segment also includes sales of starters and alternators to OEMs.
Financial Information About Reportable Segments
Refer to Note 24, “Reportable Segments and Related Information,” to the Consolidated Financial Statements in Item 8 of this report for financial information about the Company's reportable segments.
Joint Venture
As of December 31, 2023, the Company had one unconsolidated joint venture in which it exercises significant influence but has a less-than-100% ownership interest. Results from the unconsolidated joint venture are reported by the Company using the equity method of accounting pursuant to which the Company records its proportionate share of the joint venture’s income or loss each period.
Management of the unconsolidated joint venture is shared with the Company’s joint venture partner. Certain information concerning the Company's unconsolidated joint venture is set forth below:

Joint venture	Products	Year organized	Percentage owned by the Company	Location of operation	Joint venture partner
Delphi-TVS Diesel Systems Ltd	Diesel fuel injection equipment	2001	52.5%	India	Cheema TVS Industrial Ventures Private Limited
Financial Information About Geographic Areas
The Company has a global presence. During the year ended December 31, 2023, approximately 29% of the Company’s net sales were generated in the United States, and 71% were generated outside the United States. Refer to Note 24, “Reportable Segments and Related Information,” to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional financial information about geographic areas.
Product Lines and Customers
During the year ended December 31, 2023, approximately 44% of the Company’s net sales were for light-vehicle applications; approximately 25% were for commercial vehicle and industrial applications; approximately 8% were for OES, and 23% for independent aftermarket customers.
The Company’s worldwide net sales to General Motors Company during the years ended December 31, 2023 and 2022 were 16% and 12%, respectively. No other single customer accounted for more than 10% of the Company’s consolidated net sales in any of the years presented. Sales to the Company’s top five customers represented 35% of sales for the year ended December 31, 2023.
The Company’s products are generally sold directly to OEMs, substantially pursuant to negotiated annual contracts, long-term supply agreements or terms and conditions as may be modified by the parties. Deliveries are subject to periodic authorizations based upon OEM production schedules. The Company typically ships its products directly from its plants to the OEMs.
Sales and Marketing
The Fuel Systems and Aftermarket segments each have their own sales function. Account managers for each of our businesses are assigned to serve specific customers for one or more of the businesses’ products. Account managers spend the majority of their time in direct contact with customers’ purchasing and engineering employees and are responsible for servicing existing business and for identifying and obtaining new business. Because of their close relationship with customers, account managers are able to identify and meet customers’ needs based upon their knowledge of our product design and manufacturing capabilities. Upon securing a new order, account managers participate in product launch team activities and serve as a key interface with customers. In addition, sales and marketing employees of our reportable segments often work together to explore cross-development opportunities where appropriate.

Seasonality
Our operations are directly related to the commercial vehicle and light vehicle industry. Consequently, our segments may experience seasonal fluctuations to the extent vehicle production slows, such as for OEM shutdowns in summer or winter, and for aftermarket parts depending on primary repair periods (summer for buses) or primary failure periods due to extreme heat or cold.
Research and Development
We have our own research and development (R&D) organization, including engineers and technicians, engaged in R&D activities at facilities around the globe. We also operate testing facilities such as prototype, measurement and calibration, life-cycle testing, dynamometer testing and validation laboratories. By working closely with OEMs and anticipating their future product needs, our R&D employees conceive, design, develop, test and validate new proprietary components and systems. R&D employees also work to improve current products and production processes. We believe our commitment to R&D will allow us to continue to obtain new orders from our OEM customers.
Our net R&D expenditures are primarily included in selling, general and administrative expenses of the Consolidated Statements of Operations. Customer reimbursements are netted against gross R&D expenditures as they are considered a recovery of cost. Customer reimbursements for prototypes are recorded net of prototype costs based on customer contracts, typically either when the prototype is shipped or when it is accepted by the customer. Customer reimbursements for engineering services are recorded when performance obligations are satisfied in accordance with the contract. Financial risks and rewards transfer upon shipment, acceptance of a prototype component by the customer or upon completion of the performance obligation as stated in the respective customer agreement.

	Year Ended December 31,
(in millions)	2023	2022	2021
Gross R&D expenditures	$188	$200	$247
Customer reimbursements	(80)	(96)	(115)
Net R&D expenditures	$108	$104	$132
Net R&D expenditures as a percentage of net sales were 3.1%, 3.1% and 4.1% for the years ended December 31, 2023, 2022 and 2021, respectively.
Intellectual Property
Intellectual property rights are important and valuable assets to our company. We have in the past and will continue in the future to file applications to protect our own rights, or to obtain licenses from third parties, when and where appropriate. We currently hold over 2,000 active pending and issued patents worldwide, and numerous pending and registered trademarks worldwide. Many of our trademarks are well-known in the markets in which we operate, and are key differentiators in particular for our aftermarket business. In certain instances, we also license some of our intellectual property assets to third parties, and in some cases, receive royalties in return. While we consider our intellectual property portfolio on the whole to be important, we do not consider our business to be materially dependent upon any one single intellectual property right or agreement.
Competition
We compete globally with a number of other manufacturers and distributors that produce and sell similar products. Many of these competitors are larger, have more diverse product portfolios and have greater resources than us. Technological innovation, application engineering development, quality, price, delivery and program launch support are the primary methods of competition.
Our major competitors are Robert Bosch GmbH, Cummins Inc., Denso Corporation, Dorman Products, Inc., Hitachi Astemo, Ltd., Hyundai KEFICO, Marelli, Valeo, Schaeffler Group, SEG Automotive, Aisan Industry Co., Ltd., Tenneco, ZF Group, SMP Auto Inc., and Vitesco Technologies.
For many of our products, our competitors include suppliers in parts of the world that enjoy economic advantages such as lower labor costs, lower health care costs, lower tax rates and, in some cases, export subsidies and/or raw materials subsidies. Also, see Item 1A, “Risk Factors.”

Human Capital Management
Our ability to attract, retain and develop a highly skilled and diverse management team and workforce globally is critical to our sustained success and the growth of our business. We believe the skills, experiences, and industry knowledge of our talented employees advance our efforts in cultivating an inclusive culture, driving operational excellence, and providing innovative products and solutions designed to optimize performance, increase efficiency and solve our customers’ biggest challenges.
As of December 31, 2023, our workforce was composed of salaried and hourly employees in the following geographic regions as follows.

Americas	5,800
Asia	1,600
Europe	5,800
Total Employees	13,200

Salaried	4,600
Hourly	8,600
Total Employees	13,200
To achieve our human capital management strategies and objectives, we use an array of measures to attract, develop, engage and retain highly qualified talent. These measures are advanced through programs and initiatives focused on equity, diversity and inclusion (EDI), engagement and sentiment, education and development, and health and safety.
Equity, Diversity and Inclusion. Inclusivity, integrity and accountability are among the Company’s core values. We strive to cultivate a culture where employees are treated with respect and their differences are valued. We regularly review our policies, programs and processes to promote an inclusive workforce and confirm alignment with our EDI strategy and efforts to foster a highly qualified talent and leadership pipeline consisting of individuals with diverse perspectives, skills and experiences. We recently began an initiative through our “CONNECT” channel, our employee communications platform, that shares educational content with employees to raise awareness of cultural events and celebrations. As a multinational organization, we believe recognition, and appreciation for, cultural differences is an important part of creating a greater understanding of each other at the Company.
Our Code of Ethical Conduct outlines our expectations for employees to act ethically and responsibly and sets the tone for employee interactions with each other and external stakeholders to create a respectful, inclusive and productive business environment. During 2023, we rolled out our inaugural annual Code of Ethical Conduct compliance training to our global workforce. This training includes promoting a diverse, inclusive and respectful workplace in addition to many other important topics.
Engagement and Sentiment. We actively deploy strategies to attract highly qualified talent and engage and retain our global workforce, including our YOU Matter total rewards program. We deliver culturally appropriate reward and recognition programs with competitive pay and benefit categories. Our team closely monitors employee turnover as part of our efforts to identify potential opportunities for improving employee retention. Additionally, we give our employees the opportunity to give back to their local communities, through community service, environmental initiatives, and educational involvement.
Globally, we provide comprehensive benefit programs through our various locations to support health and wellness, including disease prevention, management of chronic conditions, and emotional health resources. All full and part-time employees are eligible to participate in our retirement plans, family-friendly leave programs, and flexible work policies, unless precluded by collective bargaining agreements or national statutory plans. Our benefits toolkit is available to all global employees on our CONNECT channel to encourage health and wellness engagement and provide confidential access to our insurance and other benefit partners.
Additionally, our compensation infrastructure for salaried employees provides a globally consistent framework, with appropriate flexibility and country specific market data informing pay decisions and supporting our ability to provide market competitive compensation, which allows us to attract and retain highly qualified talent. We offer pay and benefits that are competitive and consistent with employee positions, skill levels, experience, knowledge, and geographic location.
Employees at certain international facilities are unionized. We recognize that, in many of the locations where we operate, employees have freedom of association rights with third-party organizations such as labor unions. We respect and support those rights, including the right to collective bargaining, in accordance with local laws.
Education and Development. We provide formal development opportunities for our employees to enable them to build the skills needed to reach their short- and long-term career goals. These opportunities are delivered in a variety of formats to make our portfolio of education and development solutions flexible, accessible, scalable and translatable to meet the needs of our evolving global workplace and workforce.
Our formal performance appraisal system enables managers and employees the opportunity to provide formal feedback in the middle and at the end of the calendar year, as well as the ability to identify development opportunities and goals for the coming year. In 2023, our formal reverse mentoring program was launched, which paired early career talent with senior leadership. Finally, we have annual talent reviews and conduct succession planning for key roles within the Company.
Health and Safety. The safety of our employees is a top priority, and we are dedicated to continually improving safety performance through education, focusing our efforts on managing and mitigating risk and building a culture where safety comes first and is embedded as a value. We maintain safety management systems at all of our manufacturing facilities. Our manufacturing locations that supply directly to OEM customers are certified to the ISO 45001 Health and Safety Management standard.
We engage employees across different roles and geographies through ongoing workplace safety training and prevention initiatives, sharing best practices, hosting safety meetings, and sponsoring recognition programs. Since the Spin-Off, we have established our Global Safety Leadership Team, which is comprised of members of our management team and other senior leaders across the organization who are responsible for overseeing our safety performance and initiatives. We also created a health and safety page on our CONNECT channel and held our first annual PHINIA Global Safety Week in 2023. Each of these programs and policies aim to continually improve the safety of our work environments and foster safe and healthy practices among our employees.
Governance. Our human capital management measures, strategies and objectives are managed within a governance structure that is designed to enable broad engagement and appropriate oversight at various levels within the Company. This structure facilitates regular updates to our Chief Human Resource Officer (CHRO) and Strategy Board (consisting of our Chief Executive Officer (CEO), CHRO and other members of management), as well as periodic updates provided by the CHRO and other senior leaders to our Board of Directors and the Compensation Committee of the Board. Our Compensation Committee assists the Board in overseeing the Company’s approach to human capital management, including EDI, and receives updates from members of our management team and other senior leaders regarding the Company’s key strategies and initiatives. Our Compensation Committee also oversees our compensation philosophies governing our executive compensation plans and programs, with our full Board and Corporate Governance Committee overseeing management talent development and succession planning.
Raw Materials
We use a variety of raw materials in the production of our products including aluminum, copper, nickel, plastic resins, steel, certain alloy elements, and semiconductor chips. Manufacturing operations for each of our operating segments are dependent upon natural gas (including carbon dioxide and helium), fuel oil, and electricity.
We use a variety of measures to limit the impact of supply shortages and inflationary pressures. Our global procurement organization works to accelerate cost reductions, purchase from best-cost regions, optimize the supply base, mitigate risk, and collaborate on our buying activities. In addition, we use long-term contracts, cost sharing arrangements, design changes, customer buy programs, and limited financial instruments to help control costs wherever beneficial. The Company intends to use similar measures in 2024 and beyond. Refer to Note 16, “Financial Instruments,” to the Consolidated Financial Statements in Item 8 of this Form 10-K for information related to the Company’s hedging activities.
For 2024, the Company believes there will be continued inflationary pressures in certain raw materials, labor and energy. The Company also believes there will continue to be supply constraints related to semiconductor chips resulting in price increase pressure. Supplies of other raw materials are adequate and available from multiple sources to support its manufacturing requirements.

Government Regulations
We are subject to extensive and varied laws and regulations in the jurisdictions in which we operate, including those relating to anti‑corruption and trade, anti-money laundering, environmental matters, import and export compliance, antitrust, data security and privacy, employment, public health and safety, intellectual property, transportation, zoning, and fire codes. Our policies mandate compliance with all applicable laws and regulations, and we operate our business in accordance with standards and procedures designed to comply with these laws and regulations.
Our practice is to identify potential regulatory and quality risks early in the design and development process and proactively manage them throughout the product lifecycle through the use of routine assessments, protocols, standards, performance measures and audits. New regulations and changes to existing regulations are managed in collaboration with our OEM customers and implemented through our global systems and procedures designed to ensure compliance with existing laws and regulations. We demonstrate material content compliance through the International Material Data System (IMDS), which is the vehicle industry material data system. In the IMDS, all materials used for vehicle manufacturing are archived and maintained to meet the obligations placed on the vehicle manufacturers, and thus on their suppliers, by national and international standards, laws and regulations.
The Company works collaboratively with a number of stakeholder groups, including government agencies such as the National Highway Traffic Safety Administration, our customers and our suppliers, to proactively engage in federal, state and international public policy processes.
Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the impact of environmental regulations on the Company’s business. Also, see Item 1A, “Risk Factors.”
Available Information
Through the Company’s investor relations website (investors.phinia.com), the Company makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings with the SEC as soon as reasonably practicable after they are filed or furnished.
Dissemination of Company Information
The Company intends to make future announcements regarding Company developments and financial performance through its websites, www.phinia.com and investors.phinia.com, as well as through press releases, filings with the SEC, conference calls and webcasts.

Information About Our Executive Officers
Set forth below are the names, ages, positions and certain other information concerning the executive officers of the Company as of February 28, 2024.

Name (Age)	Present Position (Effective Date)	Positions Held During the Past Five Years (Effective Date)
Brady D. Ericson (52)	President and Chief Executive Officer (July 2023)
•President and General Manager, Fuel Systems and Aftermarket BorgWarner (2022-July 2023)
•President and General Manager, Morse Systems, BorgWarner (2019-2022)
•Executive Vice President and Chief Strategy Officer, BorgWarner (2017-2019)

Chris P. Gropp (59)	Vice President and Chief Financial Officer (July 2023)	•Vice President of Finance, Fuel Systems and Aftermarket, BorgWarner (2020-July 2023) •Vice President of Finance, Transmission Systems, BorgWarner (2014-2020)
Pedro Abreu (46)	Vice President and General Manager, Fuel Systems Asia Pacific (July 2023)
•Vice President and General Manager Asia, Fuel Systems, BorgWarner (2021-July 2023)
•Plant Manager Tulle, France, BorgWarner (2019-2021)
•Plant Manager, Vigo Spain, BorgWarner (2017-2018)
•Plant Manager, Portugal, BorgWarner (2015-2019)

Todd L. Anderson (54)	Vice President and Chief Technology Officer (July 2023)
•Vice President and General Manager, Fuel Systems – Europe, Middle East, Africa, BorgWarner (2021-July 2023)
•Vice President and Managing Director, Diesel Fuel Injection Systems, BorgWarner (2020-2021)
•Vice President and Managing Director, Diesel Fuel Injection Systems, Delphi Technologies (2019-2021)
•Private Equity Advisor, Falfurrias Capital Partners (private capital investment firm) (2019)

Robert Boyle (44)	Vice President, General Counsel and Secretary (July 2023)	•Vice President and General Counsel (Europe), BorgWarner (2020-July 2023) •Vice President, Corporate and Securities, and Assistant Secretary, Delphi Technologies (2018-2020)
Michael Coetzee (57)	Vice President and General Manager, Fuel Systems Americas (July 2023)	•Vice President and General Manager, Morse Systems, Americas, BorgWarner (2020-July 2023) •Vice President and General Manager,Transmission Systems, Americas, BorgWarner (2016-2020)
Alisa Di Beasi (49)	Vice President and Chief Human Resource Officer (July 2023)
•Vice President, Global Human Resources, Morse Systems, BorgWarner (2020-July 2023)
•Global Vice President, Human Resources, Low Voltage, Smart Buildings and Smart Charging, ABB AG (power and automation technology manufacturer) (2016-2019)

Sebastian Dori (43)	Vice President and Chief Purchasing Officer (July 2023)
•Vice President, Global Supply Management, Fuel Systems, BorgWarner (2021-July 2023)
•Director, Global Supply Chain Management, Morse Systems, BorgWarner (2020-2021)
•Supply Chain Director, Europe and South America, Turbo Systems, BorgWarner (2017-2020)

Christopher Gustanski (50)	Vice President, Operational Excellence (July 2023)
•Vice President Manufacturing Strategy and Quality, BorgWarner (2020-July 2023)
•Vice President Manufacturing Engineering, Powertrain Products and Corporate Manufacturing Engineering, Lean, and Footprint Planning, Delphi Technologies (2019-2020)
•Director of Manufacturing Engineering – Internal Combustion Engine, Delphi Technologies (2017-2019)

Neil Fryer (62)	Vice President and General Manager, Global Aftermarket (July 2023)
•Vice President and General Manager, Global Aftermarket, BorgWarner (2022-July 2023)
•Vice President Global Marketing, Product and Strategic Planning, Aftermarket, BorgWarner (2020-2022)
•Vice President Global Marketing, Product and Strategic Planning Aftermarket, Delphi Technologies (2017-2020)

John Lipinski (56)	Vice President and General Manager, Fuel Systems Europe (July 2023)
•Vice President, Global Manufacturing Engineering, PowerDrive Systems, BorgWarner (2022-July 2023)
•Senior Director Global Manufacturing Engineering and Operations, PowerDrive Systems, BorgWarner (2020-2022)
•Global Operations Senior Director, Delphi Technologies (automotive company) (2019-2020)
•Europe Operations Director, Electrification and Electronics, Delphi Technologies (2018-2019)

Matthew Logar (48)	Vice President and Chief Information Officer (July 2023)
•Chief Information Officer, Gentherm Incorporated (thermal management technologies company) (2020-July 2023)
•Executive Director, Information Technology, Gentherm (2019-2020)
•Vice President, Account Management, General Electric Co. (energy equipment, solutions, and services provider) (2019)
•Vice President, Digital Operations — Infrastructure, Enterprise Resource Planning, Apps. Ops., General Electric Company (2016 — 2018)

Samantha M. Pombier (42)	Vice President and Controller (July 2023)	•Assistant Controller, BorgWarner (2020-July 2023) •Director, External Reporting, BorgWarner (2019-2020) •Plant Controller, Hungary, BorgWarner (2017-2019)

Item 1A.    Risk Factors
Our business is subject to various risks and uncertainties. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties not presently known to PHINIA or that PHINIA currently deems immaterial that also may materially adversely affect us in future periods. Any of the risks and uncertainties described below could have a material adverse effect on our business, financial condition, or results of operations, including causing PHINIA’s actual results to differ materially from those projected in any forward-looking statements. Although the risks are organized by heading, and each risk is described separately, many of the risks are interrelated. You should not interpret the disclosure of any risk factor to imply that the risk has not already materialized.
Risks Related to Our Industry and Strategy
Adverse changes in general business and economic conditions, including recessions, adverse market conditions or downturns impacting the vehicle and industrial equipment industries, have in the past and may in the future adversely affect our business, financial condition and results of operations.
Our business, financial condition and results of operations are sensitive to global and regional business and economic conditions, particularly those specific to the global vehicle and industrial equipment industries. Commercial vehicle, industrial application and light vehicle production and sales are cyclical and sensitive to general economic conditions and other factors including interest rates, consumer credit, and consumer spending and preferences. Economic declines resulting in significant reductions in commercial vehicle or light vehicle production have in the past and would in the future adversely affect our business, financial condition and results of operations, including our sales to OEMs.
If we do not deliver new products, services and technologies in response to changing consumer preferences and increased regulation of greenhouse gas emissions, or if the market for electric vehicles grows faster than expected, our business, financial condition and results of operations could be adversely impacted.
The vehicle industry is focused on increased fuel efficiency and reduced emissions, including the development of hybrid and electric vehicles, largely as a result of changing consumer preferences and increasingly stringent global regulatory requirements related to the impacts of climate change. In recent years, electric vehicle adoption has increased, with some cities limiting access and a number of countries announcing plans to implement limits or phase outs on sales starting as early as 2030 for certain combustion powered vehicles. While rates of electric vehicle adoption and production have slowed recently due to decreased customer demand and other factors compared to prior expectations, we will continue to consider these trends and related shifts in the industry, including in the context of our product line, growth and innovation and development strategies. Through our products and solutions, we are focused on enhancing fuel efficiency and driving growth through our ability to capitalize on certain other potential trends, such as adoption of alternative fuels (e.g., ethanol, hydrogen and e-fuels). Given the early stages of development of some of these new products and solutions, there can be no guarantee of the future market acceptance and investment returns with respect to our planned products. The ongoing energy transition away from fossil fuels and the adoption of electrified powertrains in some market segments could result in lower demand for current products. If we do not continue to innovate and develop, or acquire, new and compelling products that gain acceptance with OEMs, if the market adoption for electric vehicles (particularly commercial vehicles) grows faster than expected, or if authorities implement additional or more stringent limits or phase-outs for combustion powered vehicles on a broad basis, our business, financial condition and results of operations could be adversely impacted.
We face strong competition.
We compete globally with a number of other manufacturers and distributors that produce and sell similar products. Price, quality, delivery, technological innovation, engineering development and program launch support are the primary elements of competition. Our competitors include a large number of independent domestic and international suppliers. A number of our competitors are larger than us and have more diverse product portfolios, and some competitors have greater financial and other resources than we do. Our customers, faced with intense international competition, have continued to expand their global sourcing of components. As a result, we have experienced competition from suppliers in other parts of the world that enjoy economic advantages, such as lower labor costs, lower health care costs, lower tax rates and, in some cases, export or raw materials subsidies. Increased competition could adversely affect our business, financial condition and results of operations. In addition, any of our competitors may foresee the course of market development more accurately than we do, develop products that are superior to our products, produce similar products at a cost that is lower than our cost, or adapt more quickly than we do to new technologies or evolving customer requirements. As a result, our products may not be able to compete successfully with our competitors’ products, and we may not be able to meet the growing demands of customers. These trends may adversely affect our business, financial condition and results of operations, including our sales and the profit margins on our products.
The failure to identify, consummate, effectively integrate or realize the expected benefits from acquisitions or partnerships could adversely affect our growth and our business, financial condition and results of operations.
We periodically evaluate selective acquisitions, partnerships and strategic investments in connection with our growth strategy. The success of our growth strategy is dependent, in part, on our ability to identify suitable acquisition or partnership candidates, prevail against competing potential acquirers or partners and negotiate and consummate acquisitions or partnerships on terms attractive to us. It is also dependent on our ability to effectively integrate and realize the expected benefits from acquisitions or partnerships.
To realize the anticipated benefits of acquisitions or partnerships, both companies must be successfully combined. The combination of independent businesses is a complex, costly and time-consuming process that requires significant management attention and resources. It is possible that the integration process could result in the loss of key employees, the disruption of our operations, the inability to maintain or increase our competitive presence, inconsistencies in standards, controls, procedures and policies, difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the acquisition, the diversion of management’s attention to integration matters, difficulties in the assimilation of operations, employees and corporate cultures, and/or the realization of unknown or inestimable liabilities relating to the acquired business or inaccurate assessment of undisclosed, contingent or other liabilities or problems. Any or all of these factors could adversely affect our ability to maintain relationships with customers and employees, achieve the anticipated benefits of the acquisition at all or on the timeline expected, and could have an adverse effect on the combined company. In addition, many of these factors are outside of our control, and any one of these factors could result in additional or unforeseen costs, decreases in the amount of expected revenues and additional diversion of management’s time and energy, which could adversely impact our business, financial condition and results of operations.
Risks Related to Our Business and Operations
We are under substantial pressure from OEMs to reduce the prices of our products.
There is substantial and continuing pressure on OEMs to reduce costs, including costs of products we supply. OEM customers expect annual price reductions in our business. To maintain our profit margins, we seek price reductions from our suppliers, improved production processes to increase manufacturing efficiency, and streamlined product designs to reduce costs. In recent years, however, many of our suppliers have sought to increase prices in order to offset inflationary and other costs and surcharges. Although we seek to recover inflationary and other costs and surcharges from our customers and have had some success in the past in recovering a portion of these costs and surcharges, our ability to pass through increased costs to our OEM customers is limited, with any cost recovery often less than 100% and often on a delayed basis, and there can be no assurance that such recoveries will continue in the future. Inability to reduce costs in an amount equal to annual price reductions, increases in raw material costs, increases in employee wages and benefits and other inflationary headwinds could have an adverse effect on our business, financial condition and results of operations.
We continue to face volatile costs of commodities used in the production of our products and elevated levels of inflation.
We use a variety of commodities (including aluminum, copper, nickel, plastic resins, steel, other raw materials and energy) and materials purchased in various forms, such as castings, powder metal, forgings, stampings and bar stock, in the production of our products. In recent years, prices for many of these commodities have increased. We have sought to alleviate the impact of increasing costs by including a material pass-through provision in our customer contracts wherever possible and by selectively hedging certain commodity exposures. Customers frequently challenge these contractual provisions and rarely pay the full cost of any increases in the cost of materials. The discontinuation or lessening of our ability to pass through or hedge increasing commodity costs could adversely affect our business, financial condition and results of operations.
From time to time, commodity prices may also fall rapidly. If this happens, suppliers may withdraw capacity from the market until prices improve, which may cause periodic supply interruptions. The same may be true of transportation carriers and energy providers. If these supply interruptions occur, it could adversely affect our business, financial condition and results of operations.
In addition, during 2023, many global economies, including the United States, experienced elevated levels of inflation more generally, which drove an increase in input costs. We reached pricing-related agreements with various customers in 2023, but these agreements do not enable us to recover 100 percent of our increased costs, and as a result, our operating margins have been negatively impacted. While we will continue to negotiate the pass through and recovery of higher costs with our customers, perpetuation of this trend could adversely affect our business, financial condition and results of operations.
Changes in U.S. and foreign administrative policy, including changes to existing trade agreements and any resulting changes in international trade relations, may adversely affect our business, financial condition and results of operations.
We manufacture, sell and service products globally and rely upon a global supply chain to deliver the raw materials, components, systems and parts that we need to manufacture and service our products. Changes in laws, regulations and government policies on foreign trade and investment can affect the demand for our products and services, cause non-U.S. customers to shift preferences towards domestically manufactured or branded products and impact the competitive position of our products or prevent us from being able to sell products in certain countries. Our business benefits from free trade agreements, such as the United States-Mexico-Canada Agreement and efforts to withdraw from, or substantially modify such agreements or arrangements, in addition to the implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs (including, but not limited to, additional tariffs on the import of steel or aluminum and imposition of new or retaliatory tariffs against certain countries, such as based on developments in U.S. and China relations), import or export licensing requirements and exchange controls or new barriers to entry, could limit our ability to capitalize on current and future growth opportunities in international markets, impair our ability to expand the business by offering new technologies, products and services, and could adversely impact our production costs, customer demand and our relationships with customers and suppliers. Any of these consequences could have an adverse effect on our business, financial condition and results of operations.
If we are unable to protect our intellectual property or if a third party makes assertions against us or our customers relating to intellectual property rights, our business, financial condition and results of operations could be adversely affected.
We own important intellectual property, including patents, trademarks, copyrights, and trade secrets, and are involved in numerous licensing arrangements. Our intellectual property plays an important role in maintaining our competitive position in a number of the markets that we serve. Our competitors may develop technologies that are similar or superior to our proprietary technologies or design around the patents we own or license. Further, as we expand our operations in jurisdictions where the enforcement of intellectual property rights is less robust, the risk of others duplicating our proprietary technologies increases, despite efforts we undertake to protect them. Our inability to protect or enforce our intellectual property rights or claims that we are infringing intellectual property rights of others could adversely affect our competitive position, as well as our business, financial condition and results of operations.
A failure of or disruption in our information technology infrastructure, including a disruption related to cybersecurity, could adversely impact our business, financial condition and results of operations.
We rely on the capacity, reliability and security of our information technology systems and infrastructure, as well as certain information technology systems and infrastructure that BorgWarner continues to provide to us pursuant to transition services agreements following the Spin-Off. Information technology systems are vulnerable to disruptions, including those resulting from cybersecurity attacks, failures or vulnerabilities in third-party provided services and natural disasters or adverse weather events. Disruptions and attacks on our information technology systems, or on the information systems of third parties with which we engage, pose a risk to the security of our systems and data, including the data of our employees, customers and suppliers. Some cybersecurity attacks or incidents result from human error or manipulation, including phishing attacks or other schemes that use social engineering to gain access to systems or carry out disbursement of funds or other frauds, which increase the risks and costs associated with protecting against such attacks. We have implemented cybersecurity and data protection policies, processes and strategies that are informed by regulatory and business requirements and industry practices. These policies, processes and strategies are designed to help (i) identify, prevent and mitigate cybersecurity threats to the Company; (ii) preserve the confidentiality, security and availability of the information that we collect and store for use in operating our business; (iii) protect the Company’s intellectual property; (iv) maintain the confidence of our customers, suppliers, other business partners and employees; and (v) provide appropriate public disclosure of cybersecurity risks and incidents when required.
Despite these efforts, we have experienced targeted and non-targeted cybersecurity attacks and incidents in the past that have resulted in unauthorized persons gaining access to our information and systems, and we could in the future experience similar attacks. To date, no cybersecurity attack or incident, or any risk from cybersecurity threats, has materially affected or has been determined to be reasonably likely to materially affect the Company or our business strategy, results of operations, or financial condition. Future cybersecurity attacks or incidents could potentially lead to the inappropriate disclosure of confidential information, including our intellectual property, improper use of our systems and networks, access to and manipulation and destruction of our or third-party data, production downtimes, lost revenues, inappropriate disbursement of funds, and both internal and external supply shortages. In addition, we may be required to incur significant costs to protect against damage caused by such attacks or incidents in the future. The consequences of a cybersecurity attack or incident could ultimately cause significant damage to our reputation, affect our relationships with our employees, customers, suppliers, and other business partners, lead to claims against us and ultimately adversely affect our business, financial condition and results of operations.
Our ability to identify, attract, retain and develop a qualified global workforce could adversely impact our business, financial condition and results of operations and impair our ability to meet our strategic objectives and the needs of our customers.
Our continued success depends in part on our ability to identify, attract and onboard qualified candidates with the requisite education, background, skills and experience, and our ability to retain, develop and engage employees across our business, including our sales, manufacturing, research and development, information technology, corporate and other operations and functions. To the extent we are unable to remain competitive with our total rewards programs (which includes compensation and benefits programs and practices), human capital management strategies and objectives, or inclusive workplace culture, or if qualified candidates or employees become more difficult to attract or retain under reasonable terms, we may experience higher labor-related costs and significant employee turnover, and may be unable to attract and retain a qualified global workforce, including members of management and employees with engineering, technical and software capabilities, in numbers sufficient for our needs. These factors could adversely affect our business, financial condition and results of operations, and impair our ability to meet our strategic objectives and the needs of our customers.
Our profitability and results of operations may be adversely affected by program launch difficulties.
The launch of a new vehicle program for a customer is a complex process, the success of which depends on a wide range of factors, including the production readiness of our manufacturing facilities and manufacturing processes and those of our suppliers as well as factors related to tooling, equipment, employees, initial product quality and other factors. Our failure to successfully launch vehicle programs, or our inability to accurately estimate the cost to design, develop and launch new vehicle programs, could have an adverse effect on our business, financial condition and results of operations.
To the extent we are not able to successfully launch a new vehicle program, our customer’s vehicle production could be significantly delayed or shut down. Such situations could result in significant financial penalties to us or a diversion of employees and financial resources to improving launches rather than investment in continuous process improvement or other growth initiatives and could result in our customers shifting work away from us to a competitor, all of which could result in loss of revenue or loss of market share and could have an adverse effect on our business, financial condition and results of operations.
We could incur restructuring charges as we execute restructuring and other actions in an effort to improve future profitability and competitiveness and to optimize our product portfolio, and may not achieve the anticipated savings and benefits from these actions.
We have initiated, and we may continue to initiate, restructuring and other measures designed to improve the competitiveness of our business and sustain our margin profile, optimize our product portfolio or global footprint, or create an optimal legal entity structure. We may not realize anticipated savings or benefits from past or future actions in full or in part or within the time periods we expect. We are also subject to the risks of labor unrest, negative publicity and business disruption in connection with our actions. Failure to realize anticipated savings or benefits from our actions could have an adverse effect on our business, financial condition and results of operations.

The occurrence or threat of extraordinary events, including natural disasters or extreme weather events, political disruptions, terrorist attacks, pandemics or other public health crises, and acts of war, could significantly disrupt production or impact consumer spending or the demand for our products and solutions.
Extraordinary events, including natural disasters or extreme weather events, including those that may result from the impacts of climate change, political disruptions, terrorist attacks, pandemics or other public health crises, such as the COVID-19 pandemic, and acts of war have in the past and may in the future disrupt our business, impact our supply chain and access to necessary raw materials, or adversely affect the global economy generally, resulting in a loss of sales and customers. Any of these disruptions or other extraordinary events outside of our control that impact our operations or the operations of our suppliers or customers could have a future adverse effect on our business, financial condition and results of operations. In addition, these types of events could negatively impact consumer spending or result in changes in the demand for certain products and solutions in the impacted regions or globally, which could have an adverse effect on our business, financial condition and results of operations.
We are subject to risks related to our international operations.
We have manufacturing and technical facilities in many regions including Europe, Asia, and the Americas. For 2023, approximately 71% of our consolidated net sales were outside the United States. Consequently, our results could be affected by changes in trade, monetary and fiscal policies, trade restrictions or prohibitions, import or other charges or taxes, fluctuations in foreign currency exchange rates, limitations on the repatriation of funds, changing economic conditions, unreliable intellectual property protection and legal systems, insufficient infrastructures, social unrest, political instability and disputes, international terrorism, acts of war and other factors that may be discrete to a particular country or geography. Compliance with multiple and potentially conflicting laws and regulations of various countries is challenging, burdensome and expensive.
The financial statements of foreign subsidiaries are translated to U.S. Dollars using the period-end exchange rate for assets and liabilities and an average exchange rate for each period for revenues, expenses and capital expenditures. The local currency is typically the functional currency for our foreign subsidiaries. Significant foreign currency fluctuations and the associated translation of those foreign currencies could adversely affect our business. Additionally, significant changes in currency exchange rates, particularly the Euro, Chinese Renminbi, British Pound, Brazilian Real and Indian Rupee could cause fluctuations in the reported results of our businesses’ operations that could negatively affect our business, financial condition and results of operations.
Because we are a U.S. holding company, one significant source of our funds is distributions from our non-U.S. subsidiaries. Certain countries in which we operate have adopted or could institute currency exchange controls that limit or prohibit our local subsidiaries’ ability to convert local currency into U.S. Dollars or to make payments outside the country. This could subject us to the risks of local currency devaluation and business disruption.
Our business in China is subject to aggressive competition and is sensitive to economic, political, and market conditions.
Maintaining a strong position in the Chinese market is a key component of our global strategy. The vehicle and other equipment supply markets in China are highly competitive, with competition from many of the largest global manufacturers and numerous smaller domestic manufacturers. As the Chinese market evolves, we anticipate that market participants will act aggressively to increase or maintain their market share. Increased competition may result in price reductions, reduced margins and our inability to gain or hold market share. Our business in China is also sensitive to economic, political, social and market conditions that drive sales volumes in China. If we are unable to maintain our position in the Chinese market or if vehicle sales in China decrease, our business, financial condition and results of operations could be adversely affected. In addition, there continues to be significant uncertainty about the future relationships between the U.S. and China, including with respect to trade policies, treaties, government regulations and tariffs. Any increased trade barriers or restrictions on global trade, particularly trade with China, could adversely impact our business, financial condition and results of operations.
Risks Related to Our Customers and Suppliers
We face credit, operational and sales concentration risks related to our customers.
We rely on sales to OEMs around the world of varying credit quality and manufacturing demands. Supply to several of these customers requires significant investment by us. We base our growth projections, in part, on commitments made by our customers. These commitments by OEMs generally renew yearly during a program life cycle. Among other things, the level of production orders we receive is dependent on the ability of our OEM customers to design and sell products that consumers desire to purchase. If actual production orders from our customers do not approximate such commitments due to a variety of factors including non-renewal of purchase orders, a customer’s financial hardship or other unforeseen reasons, it could adversely affect our business, financial condition and results of operations.
We have in the past and likely will in the future derive a significant portion of our net sales from a relatively limited number of OEM customers. For the year ended December 31, 2023, our top five customers accounted for approximately 35% of our net sales, with General Motors Company representing 16%. The loss of, or a significant decrease in business from, one or more of these customers could have a materially adverse impact on our business, financial condition and results of operations. In addition, any consolidation among our top customers may further increase our customer concentration risk.
Disruptions in our supply chain have in the past and could in the future adversely affect our business, financial condition, and results of operations.
We obtain components and other products and services from numerous suppliers and other vendors throughout the world. In an effort to manage and reduce the cost of purchased products and services, we have been rationalizing aspects of our supply base, which has resulted in our dependence on fewer supply sources for certain components used in the manufacture of our products. We select suppliers based on a variety of factors, including price, quality, technology, production capacities, customer requirements, reliability, financial condition and geographic location. We expect our suppliers to deliver components in accordance with our stated written expectations.
Despite our expectations, the global economy and entire industries have experienced an increased risk of, and actual, global supply chain shortages and other disruptions, including due to labor or social unrest, natural disasters or extreme weather events, political disruptions, pandemics or other public health crises, terrorist attacks, acts of war, government actions (such as relating to trade laws and tariffs), cybersecurity attacks or incidents and other circumstances. For the automotive industry in particular, although global supply chains have continued to recover from the disruption caused by COVID-19 lockdowns, other circumstances (such as Russia’s invasion of Ukraine in 2022, natural disasters and extreme weather events) have caused supply constraints for certain components that continue to impact global industry production levels. These circumstances and other rapidly changing industry conditions (such as volatile production volumes; credit tightness; changes in foreign currencies; raw material, commodity, tariffs, transportation and energy price escalation; drastic changes in consumer preferences; and other factors) have resulted or could in the future result in significant supply disruptions, supplier financial instability or distress, and commercial disputes with suppliers and customers.
If we experience a prolonged shortage of critical components from any of our suppliers and cannot procure such components from other sources, we may be unable to meet the production schedules for some of our key products and could miss customer delivery expectations. In certain instances, it would be difficult and expensive for us to change suppliers that are critical to our business. Such suppliers may perceive this reliance as greater leverage to seek higher prices from us at a time that we face substantial pressure from OEMs to reduce the prices of our products.
Further, we may provide financial support to distressed suppliers or take other measures to protect our supply lines. The circumstances and conditions described in this section have resulted or could in the future result in additional costs and adversely impact our relationships with customers or suppliers or our business, financial condition, and results of operations.
Work stoppages, production shutdowns and similar events or conditions could significantly disrupt and adversely impact our business, financial condition and results of operations.
Because the vehicle and equipment industries rely heavily on just-in-time delivery of components during the assembly and manufacture of products, a work stoppage or production shutdown at one or more of our suppliers’ facilities, including as a result of a prolonged dispute with unionized employees at such facilities, could impact our ability to manufacture and assemble our products and solutions, or meet the needs of our customers, which could have significant adverse effects on our business, financial condition and results of operations. Similarly, if one or more of our customers were to experience a work stoppage or production shutdown, that customer would likely halt or limit purchases of our products, which could result in the shutdown of the related manufacturing facilities. During 2023, the UAW launched strikes against Ford, General Motors Company, Stellantis North America, and Mack Truck, all of which are customers of PHINIA. While the automakers reached a deal with the UAW and there were limited impacts to our results during the third or fourth quarters of 2023, the automakers limited purchases of our products during the strikes due to the halt of their own production. Any future strikes that continue for a prolonged period could adversely affect our business, financial condition and results of operations.
In addition to our suppliers and customers, a work stoppage or production shutdown at one or more of our manufacturing and assembly facilities, including as a result of a prolonged dispute with the unionized employees at certain of our international facilities, could adversely affect our business, financial condition and results of operations.
Risks Related to Regulatory, Legal, and Similar Matters
We are, and in the future may be, subject to governmental investigations and related proceedings regarding vehicle emissions standards.
In recent years within the vehicle industry, there have been governmental investigations and related proceedings relating to alleged or actual violations of vehicle emissions standards. Alleged or actual violations by us, or to our knowledge, our predecessor entities of emissions standards have in the past resulted in a government investigation and could in the future result in government investigations and other legal proceedings, including class actions and other private civil actions, the recall of one or more of our products, negotiated remedial actions, fines, disgorgement of profits, restricted product offerings, reputational harm or a combination of any of those items. Any of these actions or related costs that we incur could have a material adverse effect on our business, financial condition and results of operations. As previously reported, German authorities announced a diesel defeat device investigation in 2022, which we believe is focused on engines sold by two of our light vehicle OEM customers prior to 2020, when BorgWarner acquired Delphi Technologies PLC. PHINIA is the indirect parent of the Delphi Technologies entity that supplied engine control units, software and calibration services to these OEM customers, and German authorities searched two of our facilities seeking information relating to software supplied to the customers. Under the Separation and Distribution Agreement we entered into with BorgWarner in connection with the Spin-Off, we are generally allocated responsibility for any consequences arising out of the German investigation and any similar investigations. We are cooperating with the German investigation, which is ongoing and has resulted, and will continue to result in, us incurring significant costs and could ultimately lead to any of the consequences we outline above.
We are subject to extensive environmental and health and safety laws and regulations that are subject to change and involve significant risks.
Our operations are subject to laws governing, among other things, emissions to air, discharges to waters, and the generation, management, transportation and disposal of waste and other materials. The operation of vehicle and industrial equipment parts manufacturing plants entails risks in these areas, and we may incur material costs or liabilities as a result. A number of our manufacturing facilities were acquired prior to the completion of the Spin-Off, and as a result, we may incur material costs and liabilities relating to activities that predate our ownership or the ownership of BorgWarner. In addition, potentially significant expenditures could be required to comply with evolving interpretations of existing environmental and health and safety laws and regulations or any new such laws and regulations (including concerns about global climate change and its impact) that may be adopted in the future. Costs associated with the failure to comply with such laws and regulations could have an adverse effect on our business, financial condition and results of operations.
The impacts of climate change and regulations related to climate change may adversely impact our business, financial condition and results of operations.
The impacts of climate change continue to raise significant concern and attention worldwide, which has led to swift and stringent legislative and regulatory efforts to limit greenhouse gas emissions. Our manufacturing plants use energy, including electricity and natural gas, and certain of our plants that emit greenhouse gas may be affected by these legislative and regulatory efforts. Greenhouse gas regulations could increase the price of the electricity we purchase, increase costs for use of natural gas, potentially restrict access to or the use of natural gas, require us to purchase allowances to offset our own emissions or result in an overall increase in costs of raw materials, any one of which could increase our costs, reduce competitiveness in a global economy, impact our reputation, or otherwise negatively affect our business, financial condition and results of operations. Many of our suppliers face similar risks. Supply disruptions relating to such regulations could result in increased costs, jeopardize the continuity of production, and have an adverse effect on our business, financial condition and results of operations. The physical and transitional impacts of climate change could also disrupt our operations, including by impacting the availability and cost of materials within our supply chain, and could also increase insurance and other operating costs. These factors may also impact our decisions to construct new facilities in certain geographic locations.

From time to time, we establish strategies and expectations related to the impacts of climate change and other environmental matters. Our ability to achieve any such strategies or expectations is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include, but are not limited to, evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets. Failures or delays (whether actual or perceived) in achieving our strategies or expectations related to climate change and other environmental matters could adversely affect our business, financial condition and results of operations, and reputation, and increase the risk of litigation.
We have liabilities related to product warranties, litigation and other claims.
We provide product warranties to our customers for some of our products. Under these product warranties, we may be required to bear costs and expenses for the repair or replacement of these products. As suppliers become more integrally involved in the design of vehicles and equipment and assume more of the assembly functions, OEMs are increasingly looking to their suppliers for contribution when faced with recalls and product warranty claims. A recall claim or product warranty claim brought against us could adversely impact our business, financial condition and results of operations. In addition, a recall claim could require us to review our entire product portfolio to assess whether similar issues are present in other product lines, which could result in significant disruption to our business and could have an adverse impact on our financial condition and results of operations. Factors outside our control, including the quality of fuel in end user markets or our products operating under conditions not originally contemplated, may increase our exposure for warranty or recall claims. In addition, as we continue to develop and invest in products and solutions involving alternative fuels (such as hydrogen, ethanol and e-fuels) designed to enhance fuel efficiency and reduce emissions, we may experience an increase in fuel and product quality-related product warranty or other claims. We cannot assure that costs and expenses associated with these claims will not be material or that those costs will not exceed any amounts accrued for such claims in our financial statements.
In addition, we are currently, and may in the future become, subject to other commercial or contractual disputes and legal proceedings. These claims typically arise in the normal course of business and may include, but not be limited to, commercial or contractual disputes with our customers and suppliers, intellectual property matters, personal injury, product liability, environmental and employment claims. These claims may also arise under the Separation and Distribution Agreement we entered into with BorgWarner in connection with the Spin-Off, which allocated responsibility to us for various legacy matters, including certain items that are otherwise unrelated to our business. There is a possibility that any such claims may have an adverse impact on our business that is greater than we anticipate. While we maintain insurance for certain risks, the amount of insurance may not be adequate to cover all insured claims and liabilities. The incurring of significant liabilities for which there is no, or insufficient, insurance coverage could adversely affect our business, financial condition and results of operations.
Compliance with and changes in laws could be costly and could affect our business, financial condition and results of operations.
We have operations in multiple countries that can be impacted by expected and unexpected changes in the legal and business environments in which we operate. Compliance-related issues in certain countries associated with laws such as the Foreign Corrupt Practices Act and other anti-corruption laws could adversely affect our business, financial condition and results of operations. We have internal policies and procedures relating to compliance with such laws; however, there is a risk that such policies and procedures will not always protect us from the improper acts of employees, agents, business partners, joint venture partners, or representatives, particularly in the case of recently acquired operations that may not have significant training in applicable compliance policies and procedures. Violations of these laws, which are complex, may result in criminal penalties, sanctions or fines that could have an adverse effect on our business, financial condition, results of operations and reputation.
Changes that could impact the legal environment include new legislation, regulations, and policies, investigations and legal proceedings, and new interpretations of existing rules and regulations, in particular, changes in import and export control laws or exchange control laws, additional limitations on greenhouse gas emissions or other matters related to the impacts of climate change, and other changes in laws in countries where we operate or intend to operate.
Changes in tax laws or tax rates taken by taxing authorities and tax audits or similar processes could adversely affect our business, financial condition and results of operations.
Changes in tax laws or tax rates, the resolution of tax assessments or audits or similar processes by various tax authorities, and the inability to fully utilize our tax loss carryforwards and tax credits could adversely affect our business, financial condition and results of operations. In addition, we may periodically restructure our legal entity organization. If taxing authorities were to disagree with our tax positions in connection with any such restructurings, our effective tax rate could be materially affected.
Our tax filings for various periods are subject to audit by the tax authorities in most jurisdictions where we conduct business. We have received tax assessments from various taxing authorities and are currently at varying stages of appeals and/or litigation regarding these matters. These audits may result in assessment of additional taxes that are resolved with the authorities or through the courts. We believe these assessments may occasionally be based on erroneous and even arbitrary interpretations of local tax law. Although Mexico levies value added taxes and customs duties on temporary imports, in the course of the conduct of our manufacturing operations, we generally do not pay that tax due to a special certification, the availability of which depends upon our compliance with certain requirements and regulations, such as maintaining accurate records and providing periodic reports to authorities. We are aware of instances in which we may not have complied with those requirements and regulations and are pursuing voluntary processes with the relevant authorities to reconstruct records, which have resulted and may continue to result in value added taxes being assessed for periods in which we claimed an ability to not make payments and/or in the imposition of penalties, either of which could be material. Any tax liability is ultimately a BorgWarner responsibility under the Tax Matters Agreement to the extent it relates to any period prior to the distribution. To the extent we are unable to comply with those requirements and regulations after the distribution, any consequences would be our responsibility. Resolution of any tax matters involves uncertainties, and there are no assurances that the outcomes will be favorable.
Risks Related to Credit and Our Financials
Our business and that of our customers and suppliers may be adversely affected by the current credit market environment.
Macroeconomic and banking conditions (including uncertainties with respect to financial institutions and the global capital markets) have in the past resulted in and may in the future result in volatile or depressed capital and credit markets and liquidity issues for borrowers, investors, customers, and suppliers. If our customers or suppliers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us, or may not be able to meet their supply obligations to us, as applicable. Any inability of current and/or potential customers or suppliers to pay us for our products or meet supply obligations to us will adversely affect our business, financial condition and results of operations.
Similarly, disruptions, uncertainty or volatility in the credit markets, including as a result of a recession, may adversely impact our ability to access previously arranged credit and the availability and cost of credit to us in the future. We expect to access the capital markets to supplement our existing funds and cash generated from operations to satisfy our needs for working capital, to meet capital expenditure and debt service requirements, and for other business initiatives. However, challenging market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to grow and maintain our business. Accordingly, we may be forced to delay raising capital or pay unattractive interest rates, which could increase our interest expense, decrease our profitability and significantly reduce our financial flexibility, cash flows and market prices of our securities. Longer-term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures and reducing or eliminating any planned distributions to shareholders or other discretionary uses of cash. Overall, our business, financial condition and results of operations could be adversely affected by disruptions in the credit markets.
Goodwill and indefinite-lived intangible assets, which are subject to periodic impairment evaluations, represent a significant portion of our total assets. An impairment charge on these assets could have an adverse impact on our business, financial condition and results of operations.
We have recorded goodwill and indefinite-lived intangible assets related to acquisitions. We periodically assess these assets to determine if they are impaired. Significant negative industry or macroeconomic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, dispositions, and market capitalization declines may impair these assets.
We review goodwill and indefinite-lived intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable. The risk of impairment to goodwill and indefinite-lived intangible assets is higher during the early years following an acquisition. This is because the fair values of these assets align very closely with what was paid to acquire the reporting units to which these assets are assigned. As a result, the difference between the carrying value of the reporting unit and its fair value (typically referred to as “headroom”) is smaller at the time of acquisition. Until this headroom grows over time, due to business growth or lower carrying value of the reporting unit, a relatively small decrease in reporting unit fair value can trigger impairment charges. When impairment charges are triggered, they tend to be material due to the size of the assets involved. Future acquisitions could present similar risks. Any charges relating to such impairments could adversely affect our business, financial condition and results of operations in the periods recognized.
Changes in interest rates and asset returns could increase our pension funding obligations, which could reduce our profitability and cash flow and adversely impact our business, financial condition and results of operations.
In connection with the Spin-Off, BorgWarner transferred to us plan assets and obligations primarily associated with our active, retired, and other former BorgWarner employees in certain jurisdictions, and we will provide the benefits directly from the plan assets. The actual assumed net benefit plan obligations and related expenses could change significantly from our estimates. In particular, the valuation of our future payment obligations under these pension plans and the related plan assets is subject to significant adverse changes if the credit and capital markets cause interest rates and projected rates of return to decline. Such declines could also require us to make significant additional contributions to our pension plans in the future. Additionally, a material deterioration in the funded status of the plans could significantly increase our pension expenses and reduce profitability in the future. Each of the foregoing risks could have an adverse effect on our business, financial condition and results of operations. For more information about our pension assets and liabilities, refer to Note 17, “Retirement Benefit Plans,” to the Consolidated Financial Statements.
Our Credit Agreement contains restrictive covenants and requirements that could limit our financial and operating flexibility and subject us to other risks.
In connection with the Spin-Off and becoming a newly public company, we entered into our Credit Agreement. The Credit Agreement includes, and any debt we incur in the future may include, covenants limiting our ability to, among other things, pay cash dividends, redeem or repurchase stock, incur debt or liens, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. We are also subject to total net leverage ratio and interest coverage ratio financial covenants under the Credit Agreement. In addition, our Credit Agreement requires, and any future debt may require, us to dedicate a significant portion of our cash flows from operations to paying amounts due under the Credit Agreement, thereby reducing funds available for other corporate purposes. Any of these restrictions on our ability to operate could adversely affect our business, financial condition and results of operations by, among other things, limiting our ability to adapt to changing economic, financial or industry conditions and to take advantage of corporate opportunities. Developments in our business or events beyond our control, including prevailing economic, financial, and industry conditions, could affect our ability to comply with the covenants and other requirements under the Credit Agreement. If we fail to comply with any covenants or other requirements, our lenders under the Credit Agreement may, among other things, terminate their obligation to make advances to us and declare any outstanding obligations immediately due and payable, which could have a material adverse impact on our business, financial condition and results of operations.
Risks Related to the Spin-Off
We may be unable to achieve some or all of the benefits that we expect to achieve from the Spin-Off.
We may be unable to achieve the full strategic and financial benefits expected to result from the separation and distribution, or such benefits may be delayed or not occur at all. The Spin-Off was expected to provide various benefits, including allowing us to more effectively focus on our own distinct operating priorities and strategies, enhance our ability to better address specific market dynamics and target innovation, create incentives for our management and employees that align more closely with our business performance and the interests of our stockholders, and articulate a clear investment proposition and tailored capital allocation policy to attract a long-term investor base best suited to our business needs. We may be unable to achieve some or all of the benefits in the time we expect, if at all, for a variety of reasons, including: (1) compliance with the requirements of being an independent, publicly traded company will require significant amounts of our management’s time and effort, which may divert management’s attention from operating and growing our business; (2) we may be more susceptible to market fluctuations and other adverse events than if we were still a part of BorgWarner; (3) our businesses will be less diversified than BorgWarner’s businesses prior to the separation; and (4) under the terms of the Tax Matters Agreement, we are restricted from taking certain actions that could cause the Spin-Off or certain related transactions to fail to qualify for their intended tax treatment and these restrictions may limit us for a period of time from pursuing strategic transactions and equity issuances or engaging in other transactions that may increase the value of our business. If we fail to achieve some or all of the benefits that we expect to achieve as an independent company, or do not achieve them in the time we expect, our business, financial condition and results of operations could be adversely affected.
A failure to meet internal control over financial reporting and other requirements to which we are subject following the Spin-Off could make our financial results inaccurate or untimely.
As a result of the Spin-Off, we are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As previously disclosed, the Company did not design and maintain effective controls over the determination and review of the calculation of cumulative translation adjustment in the Company’s combined financial statements prepared on a carve-out basis. See Item 9A, “Controls and Procedures” for additional information. During 2023, we took steps to enhance the Company’s internal control over financial reporting in response to the material weakness, and as of December 31, 2023, we concluded that the previously reported material weakness had been remediated.
Beginning with the Company’s second required Annual Report on Form 10-K, we intend to comply with Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, which will require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm on the effectiveness of internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, which is designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with GAAP. Internal control over financial reporting includes: maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the financial statements; providing reasonable assurance that our receipts and expenditures of our assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements would be prevented or detected on a timely basis.
Because of its inherent limitations, internal control over financial reporting is not intended to, and cannot, provide absolute assurance that a misstatement of our financial statements would be prevented or detected. If we do not maintain effective internal controls, our independent registered public accounting firm may provide an adverse opinion on our internal control over financial reporting. Furthermore, if we do not maintain effective internal controls, the market price of our common stock could decline and we could be subject to sanctions or investigations by regulatory authorities, which would require additional financial and management resources and could adversely impact our business, financial condition and results of operations and potentially harm our reputation with our key stakeholders, including stockholders, employees, customers and suppliers.
A delay or inability to transition key infrastructure, services and solutions in connection with the Spin-Off could have an adverse effect on our business, financial condition and results of operations.
Since the Spin-Off, BorgWarner has provided us with certain transition and other services. The services currently provided do not include every service that we have received from BorgWarner in the past, and BorgWarner is only obligated to provide the transition services for limited periods following completion of the Spin-Off. Following the cessation of all transition services agreements, we will need to provide internally, or obtain from unaffiliated third parties, the services we will no longer receive from BorgWarner.
We have been installing and implementing information technology infrastructure to support certain of our business functions, including accounting and financial reporting, human resources, legal and compliance, communications, engineering, manufacturing and distribution, and sourcing. We may incur substantially higher costs than currently anticipated as we transition from existing transactional and operational systems and data centers we currently use through BorgWarner. We also may be unable to replace these services in a timely manner or on terms and conditions as favorable as those we receive from BorgWarner. If we are unable to transition effectively, we may incur temporary interruptions in business operations. Any delay in implementing, or operational interruptions suffered while implementing our new information technology infrastructure could have an adverse effect on our business, financial condition and results of operations.

If the Spin-Off were determined not to qualify as tax-free for U.S. federal income tax purposes, we could have an indemnification obligation to BorgWarner, which could adversely affect our business, financial condition and results of operations.
The Spin-Off was intended to qualify as a tax-free “reorganization” within the meaning of Sections 368(a)(1)(D) and 355 of the Internal Revenue Code of 1986, as amended (Code). In connection with the Spin-Off, BorgWarner received a written opinion from Ernst & Young, LLP to such effect. However, the opinion of Ernst & Young, LLP will not be binding on the Internal Revenue Service (IRS) or the courts, and there can be no assurance that the IRS or a court will not take a contrary position. Notwithstanding the opinion of Ernst & Young, LLP, the IRS could determine on audit that the Spin-Off or any of certain related transactions is taxable if it determines that any of these facts, assumptions, representations, or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion. If the conclusions expressed in the opinion of Ernst & Young, LLP are challenged by the IRS and the IRS prevails in such challenge, the tax consequences of the Spin-Off could be materially less favorable.
If, as a result of any of our representations being untrue or our covenants being breached, the Spin-Off were determined not to qualify for its intended tax-free treatment, we could be required by the Tax Matters Agreement to indemnify BorgWarner for the resulting taxes and related expenses. Those amounts could be material. Any such indemnification obligation could adversely affect our business, financial condition and results of operations.
We are subject to significant restrictions under the Tax Matters Agreement.
To preserve the tax-free nature of the Spin-Off and certain related transactions, we agreed in the Tax Matters Agreement to covenants and indemnification obligations that address compliance with the intended tax-free treatment of the Spin-Off and certain related transactions for U.S. federal income tax purposes as well as for state, local and foreign tax purposes. These covenants include certain restrictions on our activity for a period of two years following the Spin-Off. Specifically, we are subject to certain restrictions on our ability to enter into acquisition, merger, liquidation, sale and stock redemption transactions with respect to our stock or assets, and we may be required to indemnify BorgWarner against any resulting tax liabilities even if we do not participate in or otherwise facilitate the acquisition. Furthermore, we are subject to specific restrictions on discontinuing the active conduct of our trade or business, the issuance or sale of stock or other securities (including securities convertible into our stock but excluding certain compensatory arrangements), and sales of assets outside the ordinary course of business. These covenants and indemnification obligations may limit our ability to pursue strategic transactions or engage in new businesses or other transactions that may maximize the value of our business, and might discourage or delay a strategic transaction that our stockholders may consider favorable.
We are a smaller company relative to BorgWarner, which could result in increased costs because of a decrease in our purchasing power and make it difficult to maintain existing customer relationships and obtain new customers.
Prior to the Spin-Off, we were able to take advantage of BorgWarner’s size and purchasing power in procuring goods, technology and services, including insurance, employee benefit support and audit and other professional services. We are a smaller company than BorgWarner, and we cannot assure you that we will have access to financial and other resources comparable to those available to us prior to the Spin-Off. As a standalone company, we may be unable to obtain information technology infrastructure and services, office space, goods, and other services at prices or on terms as favorable as those available to us prior to the Spin-Off or pursuant to the transition services agreement with BorgWarner, which could increase our costs and reduce our profitability. Likewise, we may find it more difficult to attract and retain high-quality employees as a smaller company than we were operating within as a wholly owned subsidiary of BorgWarner, which could impact our business, financial condition and results of operations. Our future success also depends on our ability to develop and maintain relationships with customers. Our reduced relationship with BorgWarner and our smaller relative size as a result of the Spin-Off may make it more difficult to develop and maintain relationships with customers or recover increased costs or surcharges from customers, either of which could adversely affect our business, financial condition and results of operations.
We or BorgWarner may fail to perform under various transaction agreements that have been executed in connection with the separation.
In connection with the separation, and prior to the distribution, we and BorgWarner entered into various transaction agreements related to the Spin-Off, pursuant to which both we and BorgWarner have liabilities and performance obligations. All of these agreements also govern our relationship with BorgWarner following the Spin-Off. We rely on BorgWarner to satisfy its performance obligations under these agreements. If we or BorgWarner are unable to satisfy our or its respective obligations under these agreements, including indemnification obligations, our business, financial condition and results of operations could be adversely affected.
Following the Spin-Off, certain of our employees may have actual or potential conflicts of interest because of their financial interests in BorgWarner or because of their previous positions with BorgWarner.
Because of their former positions with BorgWarner, certain of our executive officers own equity interests in both us and BorgWarner. Continuing ownership of BorgWarner shares could create, or appear to create, potential conflicts of interest if we and BorgWarner face decisions that could have implications for both us and BorgWarner. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between us and BorgWarner regarding the terms of the agreements governing the separation and distribution and our relationship with BorgWarner. Potential conflicts of interest may also arise out of any commercial arrangements that we or BorgWarner may enter into in the future.
We have only operated as an independent, publicly traded company since July 3, 2023, and our historical combined financial information is not necessarily representative of the results we would have achieved as an independent, publicly traded company and may not be a reliable indicator of our future results.
We derived the historical financial information prior to July 3, 2023 included in this Form 10-K from BorgWarner’s consolidated financial statements, and this information does not necessarily reflect the results of operations and financial position we would have achieved as an independent, publicly traded company during the periods presented, or those that we will achieve in the future. This is primarily because of the following factors:
•Prior to the Spin-Off, we operated as part of BorgWarner, and BorgWarner performed various corporate functions for us. Our historical combined financial information reflects allocations of corporate expenses from BorgWarner for these functions. These allocations may not reflect the costs we will incur for similar services in the future as an independent, publicly traded company.
•We entered into transactions with BorgWarner that did not exist prior to the Spin-Off, such as BorgWarner’s provision of transition and other services, and undertook indemnification obligations, which caused us to incur new costs.
•Our historical combined financial information does not reflect changes that we expect to experience in the future as a result of our separation from BorgWarner, including changes in the financing, cash management, operations, cost structure, and employee needs of our business. As part of BorgWarner, we enjoyed certain benefits from BorgWarner’s operating diversity, reputation, size, purchasing power, ability to borrow, and available capital for investments, and we will lose these benefits after the Spin-Off. As an independent entity, we may be unable to purchase goods, services, and technologies, obtain insurance and health care benefits, computer software licenses, or other services or licenses, or access capital markets, on terms as favorable to us as those we obtained as part of BorgWarner prior to the Spin-Off, and our results of operations may be adversely affected. In addition, our historical combined financial statements do not include an allocation of interest expense comparable to the interest expense we will incur as a result of the Internal Restructuring and the Spin-Off, including interest expense in connection with our incurrence of indebtedness.
Following the Spin-Off, we also face additional costs and demands on management’s time associated with being an independent, publicly traded company, including costs and demands related to investor and public relations, public financial reporting and corporate governance, including board of director fees and expenses. For additional information about our past financial performance and the basis of presentation of our historical combined financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our historical financial statements and the notes thereto.

Item 1B.    Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy
As part of our overall risk management system and processes, we assess, identify and manage material risks from cybersecurity threats through our Enterprise Risk Management (ERM) process. For a description of cybersecurity risks relevant to our business, see Item 1A, “Risk Factors.”
The Company generally approaches cybersecurity threats through a cross-functional, multilayered approach, with the goals of: (i) identifying, preventing and mitigating cybersecurity threats to the Company; (ii) preserving the confidentiality, security and availability of the information we collect and store for use in operating our business; (iii) protecting the Company’s intellectual property; (iv) maintaining the confidence of our customers, suppliers, other business partners and employees; and (v) providing appropriate disclosure of cybersecurity risks and incidents when required. Our cybersecurity and data protection policies, processes and strategies are informed by regulatory and business requirements, our prior experience addressing cybersecurity attacks and incidents (including with our former affiliates) and industry practices, and are periodically adjusted based on the results of assessments conducted through our ERM practices, third-party audits and independent reviews, and other processes.
Consistent with the Company’s ERM practices, our cybersecurity policies, processes and layers of defense focus on the following areas:
•Vigilance. The Company maintains 24/7 cybersecurity threat surveillance in conjunction with a managed security service that monitors system logs and network traffic for indicators of compromise and other suspicious activity, and conducts monthly external vulnerability assessments and annual penetration testing.
•System Safeguards. The Company deploys system safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including early detection and response antivirus tools, data leak prevention tools and systems, vulnerability scans of data centers, firewalls, and anti-malware functionality and access controls.
•Third-Party Collaboration. The Company utilizes collaboration mechanisms established with public and private entities, including intelligence and enforcement agencies, industry groups, and third-party service providers, to identify, assess and respond to cybersecurity risks.
•Third-Party Risk Management. The Company has processes in place for identifying and overseeing cybersecurity risks presented by third-party users of the Company’s systems, as well as third-party systems that could adversely impact our business in the event of a cybersecurity incident affecting those systems.
•Training. The Company requires personnel to complete training regarding cybersecurity threats and incident reporting procedures, which reinforces the Company’s information security policies and processes. We also require new hires to complete training regarding cybersecurity threats and acceptable use of our information systems.
•Incident Response Planning. The Company has established and maintains a cybersecurity incident response plan that outlines an organized and timely approach for responding to and handling security incidents affecting the Company’s systems or data, as well as taking appropriate action when the source of the intrusion or incident involved data from a third party.
A key part of the Company’s strategy for managing risks from cybersecurity threats is the ongoing assessment and testing of the Company’s policies and processes through audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity controls and oversight. Third-party audits and independent reviews of our cybersecurity measures, information security control environment and operating effectiveness are conducted on at least an annual basis to assist us with enhancing, implementing and monitoring our cybersecurity risk management programs.
As a global company, we have experienced cybersecurity attacks and incidents in the past, and we could in the future experience similar attacks. To date, we have not experienced a cybersecurity incident or attack, or any risk from cybersecurity threats, that has materially affected or is reasonably likely to materially affect the Company or our business strategy, results of operations, or financial condition.

Governance
The Board, in coordination with the Audit Committee, oversees the Company’s policies with respect to the assessment and management of risks from cybersecurity threats. The Board and Audit Committee receive regular updates regarding cybersecurity risks from the Company’s Chief Information Security Officer (CISO) and Chief Information Officer (CIO), including with respect to the assessment and management of such risks and recent developments, trends and the general threat environment.
The Company’s cybersecurity team, which is led by our CISO, is responsible for overseeing the Company’s cybersecurity and data security operations, programs, policies and processes and their general effectiveness. The cybersecurity team, in coordination with other Incident Response Team members, works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incident. The Company’s Incident Response Team consists of our CISO and other senior leaders from the Company’s cybersecurity (composed of information security and technology operations), compliance, legal, financial reporting and other key business and corporate functions. The CISO and other Incident Response Team members monitor the prevention, detection, mitigation and remediation of cybersecurity incidents in accordance with the incident response plan. The team also informs and coordinates with the Company’s Disclosure Committee in timely reporting such incidents, as appropriate and depending on the severity of the incident, to the Strategy Board (consisting of our CEO, Chief Financial Officer (CFO), General Counsel, CIO and other members of management), Audit Committee and Board, and providing updates regarding such incidents until addressed.
We have experienced leaders responsible for assessing and managing risks arising from cybersecurity threats. Our CISO reports to the CIO and has served in various roles in information technology and information security for over 28 years, including most recently leading the Information Security Office of BorgWarner Inc. He holds a Bachelor of Science in Physics. The Company’s CIO reports to our CEO and has served in various roles in information technology and information security for over 25 years, including most recently as CIO of Gentherm Incorporated. Our CIO holds a Bachelor of Science in Business, with a concentration in Computer Information Systems, and an MBA in Finance and Strategic Management. He is also a Digital Directors Network (DDN) Boardroom Certified Qualified Technology Expert (QTE). In addition, the Company’s CEO, CFO and General Counsel each have experience overseeing the management of cybersecurity and other risks similar to those impacting the Company’s business.
Item 2.    Properties
As of December 31, 2023, the Company had 24 principal manufacturing, assembly and technical facilities worldwide, including our global headquarters and excluding unconsolidated joint venture and administrative offices. Our global headquarters is located in a leased facility in Auburn Hills, Michigan. In general, we believe our facilities to be suitable and adequate to meet our current and reasonably anticipated needs and do not anticipate difficulty in renewing existing leases as they expire or finding alternative facilities.
The Company, its subsidiaries and affiliates operate principal manufacturing, assembly and technical facilities in the following regions:

	Americas	Europe	Asia	Total
Number of principal manufacturing, assembly and technical facilities(1)	8	10	6	24
___________
(1)Excludes unconsolidated joint venture and administrative offices.
Of the 24 facilities, 16 are leased sites, four of which contain Company-owned building and infrastructure with land lease contracts.

Item 3.    Legal Proceedings
In the ordinary course of its business, the Company is involved in a number of lawsuits and claims, both actual and potential. Proceedings that were previously disclosed may no longer be reported because, as a result of rulings in the case, settlements, changes in our business, or other developments, in our judgment, they are no longer material to the Company’s business, financial position or results of operations. See Note 20, “Contingencies,” to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
SEC regulations require disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that the Company reasonably believes will exceed a specified threshold. Pursuant to these regulations, the Company uses a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is listed for trading on the New York Stock Exchange under the symbol PHIN. As of February 23, 2024, there were 1,262 holders of record of common stock.
While the Company currently expects that quarterly cash dividends will continue to be paid in the future at levels comparable to recent historical levels, the dividend policy is subject to review and change at the discretion of the Board of Directors.
The line graph below compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return of companies on the Standard & Poor’s (S&P) 600 Stock Index and S&P’s 600 Automotive Parts & Equipment Index since the date the Company’s stock began trading (July 5, 2023).
COMPARISON OF CUMULATIVE TOTAL RETURN*
___________
*$100 invested on July 5, 2023 in stock or index, including reinvestment of dividends.

	July 5, 2023	December 31, 2023
PHINIA Inc.	$100	$84
S&P 600 Index	$100	$110
S&P 600 Automotive Parts & Equipment Index	$100	$98
Sale of Unregistered Securities
On February 16, 2023, the Company issued 100 shares of its common stock to BorgWarner pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. We did not register the issuance of the issued shares under the Securities Act of 1933, as amended, because such issuance did not constitute a public offering. In consideration of these shares, BorgWarner contributed to PHINIA certain assets of BorgWarner’s Fuel Systems and Aftermarket businesses.

The following table provides information about the Company’s purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2023:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in millions)(2)
October 1, 2023 - October 31, 2023
Common Stock Repurchase Program				$141
November 1, 2023 - November 30, 2023
Common Stock Repurchase Program	425,148	$25.87	425,148	$130
December 1, 2023 - December 31, 2023
Common Stock Repurchase Program	150,428	$26.59	150,428	$126
Employee transactions(1)	42,017	$30.29
(1) An aggregate of 42,017 shares of the Company’s common stock were withheld by the Company in connection with employees’ payment of taxes associated with the vesting of their restricted stock units granted under the PHINIA Inc. 2023 Stock Incentive Plan.
(2) On August 31, 2023, the Company announced that its Board of Directors authorized a $150 million share repurchase program. As of December 31, 2023, $126 million remained available for repurchase under this authorization. Repurchases under this program may be made using a variety of methods, which may include open market transactions, privately negotiated transactions, or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans in compliance with SEC requirements. The exact amount and timing of any purchases will depend on a number of factors, including trading price, trading volume, and general market conditions. The repurchase program has no expiration date and may be suspended, discontinued, or resumed at any time. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued.

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
PHINIA is a leader in the development, design and manufacture of integrated components and systems that are designed to optimize performance, increase efficiency and reduce emissions in combustion and hybrid propulsion for commercial vehicles and industrial applications (medium-duty and heavy-duty trucks, buses and other off-highway construction, marine, agricultural and industrial applications) and light vehicles (passenger cars, trucks, vans and sport-utility vehicles). We are a global supplier to most major OEMs seeking to meet and exceed increasingly stringent global regulatory requirements and satisfy consumer demands for an enhanced user experience. Additionally, we offer a wide range of OES solutions and remanufactured products as well as an expanded range of products for the independent (non-OEM) aftermarket.
Transition to Standalone Company
On December 6, 2022, BorgWarner announced plans for the complete legal and structural separation of its Fuel Systems and Aftermarket businesses by the spin-off of its wholly-owned subsidiary, PHINIA, which was formed on February 9, 2023.
On July 3, 2023, BorgWarner completed the Spin-Off in a transaction intended to qualify as tax-free to the Company’s stockholders for U.S. federal income tax purposes, which was accomplished by the distribution of the outstanding common stock of PHINIA to holders of record of common stock of BorgWarner on a pro rata basis. Each holder of record of BorgWarner common stock received one share of PHINIA common stock for every five shares of BorgWarner common stock held on June 23, 2023, the record date. In lieu of fractional shares of PHINIA, BorgWarner stockholders received cash. As a result of these transactions, all of the assets, liabilities, and legal entities comprising BorgWarner’s Fuel Systems and Aftermarket businesses are now owned directly, or indirectly through its subsidiaries, by PHINIA. PHINIA is an independent public company trading under the symbol “PHIN” on the New York Stock Exchange.
Key Trends and Economic Factors
Commodities and Other Inflationary Impacts. Prices for commodities remain volatile, and since the beginning of 2021, the Company’s business has experienced price increases for base metals (e.g., steel, aluminum and nickel)

and precious metals (e.g., palladium). In addition, many global economies are experiencing elevated levels of inflation more generally, which is driving an increase in other input costs. As a result, the Company has experienced, and is continuing to experience, higher costs.
In 2023, following non-contractual negotiations, the Company reached agreement for the pass through and recovery of higher costs with various customers. These agreements did not enable the Company to recover 100 percent of its increased costs, and as a result, the Company’s operating margins have been negatively impacted.

Outlook
We expect strong earnings and cash generation in 2024 as we continue to drive operational efficiencies, exit agreements with our Former Parent and grow our Aftermarket sales. On the original equipment (OE) side, industry-wide commercial vehicle (CV) volumes in 2024 are expected to decline mid to high single digits percent in North America and Europe, while other global CV markets are expected to be flat. Global light vehicle (LV) volumes are expected to be slightly down with engine production declining approximately 4%. Assuming constant foreign exchange rates, in 2024 PHINIA expects modest year-over-year growth driven by higher Aftermarket segment sales.
The Company maintains a positive long-term outlook for its global business and is committed to new product development and strategic investments to enhance its product leadership strategy. There are several trends that are driving the Company’s long-term growth that management expects to continue, including market share expansion in the CV market, increased overall vehicle parc driving that supports aftermarket demand, adoption of product offerings enabling renewable fuels and hydrogen solutions for combustion vehicles to serve as a viable alternative to electrification or fuel cell solutions and increasingly stringent global emissions standards that support demand for the Company’s products driving efficiency and reduced emissions. In addition, we believe we are well positioned to continue to expand differentiated offerings in electronics, software and complete systems capabilities.
Relationship with BorgWarner
Historically, we have relied on BorgWarner to provide various corporate functions. Following the Spin-Off, BorgWarner does not provide us with assistance other than the limited transition and other services described under “Certain Relationships and Related Person Transactions” in our Information Statement furnished with the Company’s Registration Statement on Form 10-12B/A filed on June 9, 2023. BorgWarner is only obligated to provide the transition services for limited periods following completion of the Spin-Off. Following the Spin-Off and the cessation of any transition services agreements, we will need to provide internally, or obtain from unaffiliated third parties, the services we will no longer receive from BorgWarner. We may be unable to replace these services in a timely manner or on terms and conditions as favorable as those we receive from BorgWarner. The Company entered into several agreements with BorgWarner that govern the relationship between the parties following the Spin-Off and are described in our Form 8-K filed on July 7, 2023.

In connection with the Spin-Off, we have been installing and implementing information technology infrastructure to support certain of our business functions, including accounting and financial reporting, human resources, legal and compliance, communications, engineering, manufacturing and distribution, and sourcing. We may incur substantially higher costs than currently anticipated as we transition from the existing BorgWarner transactional and operational systems and data centers we currently use. If we are unable to transition effectively, we may incur temporary interruptions in business operations. Any delay in implementing, or operational interruptions suffered while implementing, our new information technology infrastructure could disrupt our business and have a material adverse effect on our results of operations.

RESULTS OF OPERATIONS
A detailed comparison of the Company’s 2021 operating results to its 2022 operating results can be found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the Company’s final Information Statement filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 13, 2023.

The following table presents a summary of the Company’s 2023 and 2022 operating results:

	Year Ended December 31,
(in millions, except per share data)	2023		2022
Net sales		% of net sales		% of net sales
Fuel Systems	2,407	68.8	2,293	68.5
Aftermarket	1,329	38.0	1,284	38.4
Inter-segment eliminations	(236)	(6.7)	(229)	(6.8)
Total net sales	3,500	100.0	3,348	100.0
Cost of sales	2,776	79.3	2,627	78.5
Gross profit	724	20.7	721	21.5
Selling, general and administrative expenses	413	11.8	407	12.2
Restructuring expense	12	0.3	11	0.3
Other operating expense (income), net	58	1.7	(15)	(0.4)
Operating income	241	6.9	318	9.5
Equity in affiliates’ earnings, net of tax	(10)	(0.3)	(11)	(0.3)
Interest expense	56	1.6	20	0.6
Interest income	(13)	(0.4)	(6)	(0.2)
Other postretirement loss (income)	2	0.1	(32)	(1.0)
Earnings before income taxes	206	5.9	347	10.4
Provision for income taxes	104	3.0	85	2.5
Net earnings	102	2.9	262	7.8
Earnings per share — diluted	$2.17		$5.57
Net sales
Net sales for the year ended December 31, 2023 totaled $3,500 million, an increase of $152 million, or 5%, from the year ended December 31, 2022. The change in net sales for the year ended December 31, 2023 was primarily driven by the following:
•Customer pricing increased net sales by approximately $64 million. This includes an increase of approximately $57 million related to recoveries from the Company’s customers for cost inflation arising from non-contractual commercial negotiations with those customers and normal contractual customer commodity pass-through arrangements.
•Favorable volume, mix and net new business increased sales by approximately $56 million or 2%. This increase was primarily driven by higher demand for the Company’s products, partially offset by lower commercial vehicle sales in China.
•Sales increased $50 million related to certain contract manufacturing agreements with Former Parent that were entered into in connection with the Spin-Off. Sales from these agreements are expected to continue through 2024.
•Fluctuations in foreign currencies resulted in a year-over-year decrease in sales of approximately $18 million primarily due to the weakening of the Chinese Renminbi relative to the U.S. Dollar, slightly offset by the strengthening of the Euro and British Pound relative to the U.S. Dollar.

Cost of sales and gross profit
Cost of sales and cost of sales as a percentage of net sales were $2,776 million and 79.3%, respectively, during the year ended December 31, 2023, compared to $2,627 million and 78.5%, respectively, during the year ended December 31, 2022. The change in cost of sales for the year ended December 31, 2023 was primarily driven by the following:
•Higher sales volume, mix and net new business increased cost of sales by approximately $50 million.

•Cost of sales increased $50 million related to certain contract manufacturing agreements with Former Parent that were entered into in connection with the Spin-Off.
•Cost of sales was also impacted by higher supplier-related and inflationary costs of approximately $49 million, primarily driven by $87 million non-contractual commercial negotiations with the Company’s suppliers and normal contractual supplier commodity pass-through arrangements partially offset by $30 million of net supply chain savings initiatives and other savings of $8 million.
•Other manufacturing costs increased cost of sales by $13 million compared to the year ended December 31, 2022.
•Fluctuations in foreign currencies resulted in a year-over-year decrease in cost of sales of approximately $13 million primarily due to the weakening of the Chinese Renminbi relative to the U.S. Dollar, slightly offset by the strengthening of the Euro relative to the U.S. Dollar.
Gross profit and gross margin were $724 million and 20.7%, respectively, during the year ended December 31, 2023 compared to $721 million and 21.5%, respectively, during the year ended December 31, 2022. The decrease in gross margin was primarily due to the factors discussed above.
Selling, general and administrative expenses
Selling, general and administrative (SG&A) expenses for the year ended December 31, 2023 were $413 million as compared to $407 million for the year ended December 31, 2022. SG&A expenses as a percentage of net sales were 11.8% and 12.2% for the years ended December 31, 2023 and 2022, respectively. The change in SG&A expenses was primarily attributable to:
•Employee-related costs were $138 million for the year ended December 31, 2023, an increase of $35 million, primarily related to additional corporate costs incurred as a stand-alone Company, incentive compensation and inflation.
•IT costs incurred directly by the Company were $33 million for the year ended December 31, 2023, an increase of $6 million.
•Research and development (R&D) costs were $108 million for the year ended December 31, 2023, an increase of $4 million. R&D costs, net of customer reimbursements, were 3.1% of net sales in the year ended December 31, 2023, compared to 3.1% of net sales in the year ended December 31, 2022. The Company will continue to invest in R&D programs, which are necessary to support short- and long-term growth. The Company’s current long-term expectation for R&D spending is 3% of net sales.
•Intangible amortization expense was $28 million for each of the years ended December 31, 2023 and 2022.
•General expense allocations from BorgWarner, which ended subsequent to the Spin-off, were $16 million for the year ended December 31, 2023, a decrease of $37 million.
•Other SG&A expenses were $90 million for the year ended December 31, 2023, a decrease of $2 million.
Restructuring expense was $12 million and $11 million for the years ended December 31, 2023 and 2022, respectively, primarily related to employee benefit costs. Refer to Note 3 “Restructuring” to the Consolidated Financial Statements in Item 8 of this Form 10-K for more information.
Other operating expense (income), net was expense of $58 million and income of $15 million for the years ended December 31, 2023 and 2022, respectively. Other Operating Expense (Income), Net was comprised of the following:
•For the years ended December 31, 2023 and 2022, separation and transaction costs were $80 million and $31 million, respectively, primarily related to professional fees associated with the Spin-Off.
•For the years ended December 31, 2023 and 2022, the Company recognized royalty income related to licensing of the Delphi Technologies trade name and product-related intellectual properties to other BorgWarner businesses in the amount of $17 million and $31 million, respectively. These royalty arrangements have not continued subsequent to the completion of the Spin-Off.

•For the years ended December 31, 2023 and 2022, the Company recognized income related to application testing and other R&D services for other BorgWarner businesses of $2 million and $11 million, respectively. These services have not continued subsequent to the completion of the Spin-Off.
•During the year ended December 31, 2022 the Company recorded expense of $5 million related to the closure of operations in Russia, primarily for the impairment of an intangible asset related to this business.
Equity in affiliates’ earnings, net of tax was $10 million and $11 million in the years ended December 31, 2023 and 2022, respectively. This line item is driven by the results of the Company’s unconsolidated joint venture.
Interest expense was $56 million and $20 million in the years ended December 31, 2023 and 2022, respectively. The increase was primarily related to the issuance of our Term Loan A Facility and Term Loan B Facility (each as defined below), as well as interest incurred on the drawdown of the Revolving Facility (as defined below).
Interest income was $13 million and $6 million in the years ended December 31, 2023 and 2022, respectively. The increase was primarily due to increased cash and cash equivalents balances, as well as higher interest rates on cash and cash equivalents balances.
Other postretirement loss (income) was a loss of $2 million and income of $32 million in the years ended December 31, 2023 and 2022, respectively. The decrease in other postretirement loss (income) for the year ended December 31, 2023 was primarily due to higher interest and inflationary costs in 2023.
Provision for income taxes was $104 million for the year ended December 31, 2023 resulting in an effective tax rate of 50%. This compared to $85 million or 24% for the year ended December 31, 2022.
For the year ended December 31, 2023, the Company’s effective tax rate increased compared to the year ended December 31, 2022 as a result of a change in the jurisdictional mix of pre-tax earnings, most notably an increase in pre-tax losses where no tax benefit is recognized. In addition, the Company recognized increases in its U.S. taxes on foreign earnings based on the post Spin-Off structure. During 2023, the Company recognized discrete tax benefits of $2 million, primarily due to structural changes concluded in the fourth quarter.
During 2022, the Company recognized discrete tax benefits of $7 million, primarily due to certain unrecognized tax benefits and accrued interest related to a matter for which the statute of limitations had lapsed.
For further details, see Note 6, “Income Taxes,” to the Consolidated Financial Statements in Item 8 of this Form10-K.
Adjusted earnings per diluted share
The Company defines adjusted net earnings per diluted share as net earnings per share adjusted to exclude the tax-effected impact of restructuring expense, separation and transaction costs, intangible asset amortization, impairment charges, other net expenses, and other gains, losses and tax amounts not reflective of the Company’s ongoing operations.

	Year Ended December 31,
	2023	2022
Net earnings per diluted share	$2.17	$5.57
Separation and transaction costs	1.57	0.66
Intangibles amortization expense	0.53	0.60
Restructuring expense	0.19	0.23
Royalty income from Former Parent	(0.36)	(0.66)
Asset impairments and lease modifications	—	0.11
Tax adjustments	0.03	—
Adjusted net earnings per diluted share	$4.13	$6.51
Results by Reportable Segment
The Company’s business is aggregated into two reportable segments: Fuel Systems and Aftermarket.
Segment Adjusted Operating Income (AOI) is the measure of segment income or loss used by the Company. Segment AOI is comprised of segment operating income adjusted for restructuring, separation and transaction costs, intangible asset amortization expense, impairment charges and other items not reflective of ongoing operating income or loss. The Company believes Segment AOI is most reflective of the operational profitability or loss of its reportable segments.
Segment AOI excludes certain corporate costs, which primarily represent corporate expenses not directly attributable to the individual segments. Corporate expenses not allocated to Segment AOI were $64 million and $79 million for the years ended December 31, 2023 and 2022, respectively. The decrease in corporate expenses in 2023 is primarily due to lower allocations from BorgWarner prior to the completion of the Spin-Off.
The following table presents net sales and Segment AOI for the Company’s reportable segments:

	Year Ended December 31, 2023			Year Ended December 31, 2022
(in millions)	Net sales to customers	Segment AOI	% margin	Net sales to customers	Segment AOI	% margin
Fuel Systems	$2,177	$215	9.9%	$2,072	$252	12.2%
Aftermarket	1,323	196	14.8%	1,276	191	15.0%
Totals	$3,500	$411		$3,348	$443
The Fuel Systems segment’s net sales for the year ended December 31, 2023 increased $105 million, or 5%, and Segment AOI decreased $37 million, or 14.7%, from the year ended December 31, 2022. Foreign currencies resulted in a year-over-year decrease in sales of approximately $18 million primarily due to the weakening of the Chinese Renminbi, partially offset by the strengthening of the Euro and British Pound relative to the U.S. Dollar. The increase excluding the impact of foreign currencies was primarily due to approximately $43 million from non-contractual commercial negotiations with the Company’s customers and normal contractual customer commodity pass-through arrangements, $50 million related to certain contract manufacturing agreements with BorgWarner, and approximately $30 million of volume, mix and net new business driven by higher weighted average market production compared to the prior year. Segment Adjusted Operating margin was 9.9% in the year ended December 31, 2023, compared to 12.2% in the year ended December 31, 2022. The Segment Adjusted Operating margin decrease was primarily due to product mix and higher supplier costs.
The Aftermarket segment’s net sales for the year ended December 31, 2023 increased $47 million, or 4%, and Segment AOI increased $5 million, or 2.6%, from the year ended December 31, 2022. Foreign currencies did not have a significant impact on year-over-year sales. The increase was primarily due to approximately $26 million of volume, mix and net new business driven by increased demand for the Company’s products and approximately $21 million of pricing. Segment Adjusted Operating margin was 14.8% in the year ended December 31, 2023, compared to 15.0% in the year ended December 31, 2022. The Segment Adjusted Operating margin decreased slightly primarily due to inflationary cost increases.

LIQUIDITY AND CAPITAL RESOURCES
Borrowing Facilities and Long-Term Debt
On July 3, 2023, the Company entered into a $1.225 billion Credit Agreement consisting of a $500 million revolving credit facility (the “Revolving Facility”), a $300 million Term Loan A Facility (the “Term Loan A Facility”) and a $425 million Term Loan B Facility (the “Term Loan B Facility”; together with the Revolving Facility and the Term Loan A Facility, collectively, the “Facilities”) in connection with the Spin-Off that occurred on the same date. Subject to extension by the lenders, at their option, upon the Company’s request, the Facilities mature on July 3, 2028; [provided, however, that if earlier, the Revolving Facility and the Term Loan A Facility will mature 91 calendar days prior to the scheduled maturity of the Term Loan B Facility or any refinancing or replacement thereof in an aggregate principal amount exceeding $100 million that is secured pari passu with the Revolving Facility and the Term Loan A Facility and matures on or prior to July 3, 2028.
Borrowings under the Credit Agreement bear interest at varying rates, depending on the type of loan and, in some cases, the rates of designated benchmarks and the Company’s related election. For borrowings under the Credit Agreement, the Company may choose among the following interest rates: (i) solely in the case of U.S. dollar-denominated loans, an interest rate equal to the highest of (1) the prime rate in effect from time to time, (2) the federal funds effective rate in effect from time to time plus 0.5%, (3) adjusted term Secured Overnight Financing Rate (SOFR) (which includes a 0.10% credit spread adjustment to term SOFR) for a one month interest period plus 1.00%, and (4) 1.00%, in each case plus a rate (x) with respect to the Revolving Facility and the Term Loan A Facility, ranging from 1.50% to 2.00% depending on the Company’s consolidated net leverage ratio or (y) with respect to the Term Loan B Facility, 3.00%; or (ii) an interest rate equal to (1) solely in the case of U.S. dollar-

denominated loans, adjusted term SOFR, (2) solely in the case of euro-denominated loans, Euro Interbank Offered Rate (EURIBOR), or (3) solely in the case of pound sterling-denominated loans, adjusted Sterling Overnight Index Average Reference Rate (SONIA) (which includes a 0.0326% credit spread adjustment to SONIA), as applicable, in each case for the applicable interest period plus a rate (x) with respect to adjusted term SOFR for the Revolving Facility and the Term Loan A Facility, EURIBOR and SONIA, ranging from 2.50% to 3.00% depending on our consolidated net leverage ratio, and (y) with respect to adjusted term SOFR for the Term Loan B Facility, 4.00%. Additionally, the Company will pay a quarterly commitment fee based on the actual daily amount of the available Revolving Facility commitment.
As of December 31, 2023, the Company had $75 million of outstanding borrowings under the Revolving Facility. The Credit Agreement contains customary covenants relating to us and our subsidiaries concerning, among other things, investments, dispositions of assets, indebtedness, liens on assets, and dividends and other distributions. Solely in respect of the Revolving Facility and the Term Loan A Facility, the Credit Agreement also contains financial covenants requiring (i) the consolidated net leverage ratio of the Company, determined as of the end of each fiscal quarter, not to exceed 3.00 to 1.00 (or, at our election and subject to certain conditions, 3.50 to 1.00 for the period in which such election is made and the next succeeding testing period and, thereafter, 3.25 to 1.00 for the next two succeeding testing periods) and (ii) the consolidated interest coverage ratio of the Company, determined as of the end of each fiscal quarter, to be at least 3.00 to 1.00. The Company was in compliance with all covenants as of December 31, 2023.
Other Sources of Liquidity and Capital
To manage liquidity and fund operations prior to the Spin-Off, we participated in BorgWarner’s cash pooling arrangements and BorgWarner has participated in our cash pooling arrangements. Any balances owed to the Company from BorgWarner as a result of these cash arrangements that were anticipated to be settled in cash were reflected as Receivables, net and Investments and long-term receivables. Any balances due from the Company to BorgWarner as a result of these cash arrangements that were anticipated to be settled in cash were reflected as Other non-current liabilities. Certain other cash pooling balances that were not anticipated to be settled in cash are presented within Former Parent investment in our Consolidated Financial Statements included elsewhere in this Form 10-K.
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
As of December 31, 2023 the Company had cash and cash equivalent balance of $365 million, of which $347 million was held by our subsidiaries outside of the United States. We believe our existing cash and cash flows generated from operations and indebtedness incurred in conjunction with the Spin-Off discussed below will be responsive to the needs of our current and planned operations for at least the next 12 months and the foreseeable future thereafter.
On August 31, 2023 and November 15, 2023, the Company’s Board of Directors declared quarterly cash dividends of $0.25 per share of common stock. These dividends were paid on September 22, 2023 and December 15, 2023, respectively. On February 1, 2024, the Company’s Board of Directors declared quarterly cash dividends of $0.25 per share of common stock, payable on March 15, 2024.
The Company has a credit rating of BB+ from Standard & Poor's and Ba1 from Moody's. The current outlook from both Standard & Poor’s and Moody’s is stable. None of the Company’s debt agreements require accelerated repayment in the event of a downgrade in credit ratings.
Cash Flows
Operating Activities
Net cash provided by operating activities was $250 million and $303 million in the years ended December 31, 2023 and 2022, respectively. The decrease for the year ended December 31, 2023, compared with the year ended December 31, 2022, was primarily due to lower net earnings, partially offset by improved working capital.

Investing Activities
Net cash used in investing activities was $150 million and $105 million in the years ended December 31, 2023 and 2022, respectively. As a percentage of sales, capital expenditures were 4.3% and 3.2% for the years ended December 31, 2023 and 2022, respectively.
Financing Activities
Net cash provided by financing activities was $20 million during the year ended December 31, 2023 compared to net cash used in financing activities of $185 million in the year ended December 31, 2022. Net cash provided by financing activities during the year ended December 31, 2023 was primarily related to external borrowings, largely offset by payments to Former Parent.
Contractual Obligations
The Company’s significant cash requirements for contractual obligations as of December 31, 2023, primarily consisted of the principal and interest payments on its notes payable and long-term debt, non-cancelable lease obligations, and capital spending obligations. The principal amount of revolving credit facility, notes payable and long-term debt was $822 million as of December 31, 2023. The projected interest payments over the terms of that debt were $343 million as of December 31, 2023. Refer to Note 13, “Notes Payable and Debt,” to the Consolidated Financial Statements in Item 8 of this Form 10-K for more information.
As of December 31, 2023, non-cancelable lease obligations were $70 million. Refer to Note 21, “Leases and Commitments,” to the Consolidated Financial Statements in Item 8 of this Form 10-K for more information. Capital spending obligations were $48 million as of December 31, 2023.
Management believes that the combination of cash from operations, cash balances, and available credit facilities will be sufficient to satisfy the Company’s cash needs for its current level of operations and its planned operations for the foreseeable future. Management will continue to balance the Company’s needs for organic growth, inorganic growth, debt reduction, cash conservation and return of cash to shareholders.
Pension and Other Postretirement Employee Benefits
The Company’s policy is to fund its defined benefit pension plans in accordance with applicable government regulations and to make additional contributions when appropriate. At December 31, 2023, all legal funding requirements had been met. The Company contributed $5 million and $3 million to its defined benefit pension plans in the years ended December 31, 2023 and 2022, respectively.
The Company expects to contribute a total of $4 million to $8 million into its defined benefit pension plans during 2024. Of the $4 million to $8 million in projected 2024 contributions, $2 million are contractually obligated, while any remaining payments would be discretionary.
The funded status of all pension plans was a net unfunded position of $133 million and $79 million at December 31, 2023 and 2022, respectively. The increase in the net unfunded position was a result of lower asset returns, partially offset by higher discount rates.
The Company believes it will be able to fund the requirements of these plans through cash generated from operations or other available sources of financing for the foreseeable future.
Refer to Note 17, “Retirement Benefit Plans,” to the Consolidated Financial Statements in Item 8 of this Form 10-K for more information regarding costs and assumptions for employee retirement benefits.

OTHER MATTERS
Contingencies
In the normal course of business, the Company is party to various commercial and legal claims, actions and complaints, including matters involving warranty claims, intellectual property claims, general liability and other risks. It is not possible to predict with certainty whether or not the Company will ultimately be successful in any of these commercial and legal matters or, if not, what the impact might be. The Company’s management does not expect that an adverse outcome in any of these commercial and legal claims, actions and complaints that are currently pending will have a material adverse effect on the Company’s results of operations, financial position or cash flows. An adverse outcome could, nonetheless, be material to the results of operations or cash flows.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (GAAP). In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and results of operations. Some of these policies require management's most difficult, subjective or complex judgments in the preparation of the financial statements and accompanying notes. Management makes estimates and assumptions about the effect of matters that are inherently uncertain, relating to the reporting of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. The Company’s most critical accounting policies are discussed below.
Impairment of long-lived assets, including definite-lived intangible assets The Company reviews the carrying value of its long-lived assets, whether held for use or disposal, including other amortizing intangible assets, when events and circumstances warrant such a review under Accounting Standards Codification (ASC) Topic 360. In assessing long-lived assets for an impairment loss, assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In assessing long-lived assets for impairment, management generally considers individual facilities to be the lowest level for which identifiable cash flows are largely independent. A recoverability review is performed using the undiscounted cash flows if there is a triggering event. If the undiscounted cash flow test for recoverability identifies a possible impairment, management will perform a fair value analysis. Management determines fair value under ASC Topic 820 using the appropriate valuation technique of market, income or cost approach. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.
Management believes that the estimates of future cash flows and fair value assumptions are reasonable; however, changes in assumptions underlying these estimates could affect the valuations. Significant judgments and estimates used by management when evaluating long-lived assets for impairment include (1) an assessment as to whether an adverse event or circumstance has triggered the need for an impairment review; (2) undiscounted future cash flows generated by the asset; and (3) fair valuation of the asset. Events and conditions that could result in impairment in the value of long-lived assets include changes in the industries in which the Company operates, particularly the impact of a downturn in the global economy, as well as competition and advances in technology, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term sales or profitability.
Goodwill and other indefinite-lived intangible assets The Company’s goodwill is tested for impairment annually in the fourth quarter for all reporting units, and more frequently if events or circumstances warrant such a review. The Company first assesses qualitative factors, such as macroeconomic conditions, industry and market conditions, cost factors, relevant events and financial trends, that may impact a reporting unit's fair value. Using this qualitative assessment, the Company determines whether it is more-likely-than-not the reporting unit's fair value exceeds its carrying value. If it is determined that it is not more-likely-than-not the reporting unit's fair value exceeds the carrying value, or upon consideration of other factors, including recent acquisition, restructuring or disposal activity or to refresh the fair values, the Company performs a quantitative goodwill impairment analysis. In addition, the Company may test goodwill in between annual test dates if an event occurs or circumstances change that could more-likely-than-not reduce the fair value of a reporting unit below its carrying value.
The Company has definite-lived intangible assets related to developed technology and customer relationships. The Company amortizes definite-lived intangible assets over their estimated useful lives. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred.
Similar to goodwill, the Company can elect to perform the impairment test for indefinite-lived intangibles other than goodwill (trade names) using a qualitative analysis, considering similar factors as outlined in the goodwill discussion in order to determine if it is more-likely-than-not that the fair value of the intangibles are less than the respective carrying values. If the Company elects to perform or is required to perform a quantitative analysis, the test consists of a comparison of the fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date. The Company estimates the fair value of indefinite-lived intangibles using the relief-from-royalty method, which it believes is an appropriate and widely used valuation technique for such assets. The fair value derived from the relief-from-royalty method is measured as the discounted cash flow savings realized from owning such trade names and not being required to pay a royalty for their use.

Refer to Note 11, “Goodwill and Other Intangibles,” to the Consolidated Financial Statements in Item 8 of this Form 10-K for more information regarding goodwill.
Product warranties The Company provides warranties on some, but not all, of its products sold to OEMs. The warranty terms are typically from one to three years. Provisions for estimated expenses related to product warranty are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and industry developments and recoveries from third parties. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. Costs of product recalls, which may include the cost of the product being replaced as well as the customer’s cost of the recall, including labor to remove and replace the recalled part, are accrued as part of the Company’s warranty accrual at the time an obligation becomes probable and can be reasonably estimated. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the accrual:

	Year Ended December 31,
(in millions)	2023	2022
Net sales	$3,500	$3,348
Warranty provision	$41	$41
Warranty provision as a percentage of net sales	1.2%	1.2%
The sensitivity to a 25 basis-point change (as a percentage of net sales) in the assumed warranty trend on the Company’s accrued warranty liability was approximately $9 million.
At December 31, 2023, the total accrued warranty liability was $56 million. The accrual is represented as $30 million in Other current liabilities and $26 million in Other non-current liabilities on the Consolidated Balance Sheets.
Refer to Note 12, “Product Warranty,” to the Consolidated Financial Statements in Item 8 of this Form 10-K for more information regarding product warranties.
Pension The Company provides pension benefits to a number of its current and former employees. The Company’s defined benefit pension plans are accounted for in accordance with ASC Topic 715. The determination of the Company’s obligation and expense for its pension is dependent on certain assumptions used by actuaries in calculating such amounts. Certain assumptions, including the expected long-term rate of return on plan assets, discount rate and rates of increase in compensation are described in Note 18, “Retirement Benefit Plans,” to the Consolidated Financial Statements in this Form 10-K. The effects of any modification to those assumptions, or actual results that differ from assumptions used, are either recognized immediately or amortized over future periods in accordance with GAAP.
The primary assumptions affecting the Company’s accounting for employee benefits under ASC Topic 715 as of December 31, 2023 are as follows:
•Expected long-term rate of return on plan assets: The expected long-term rate of return is used in the calculation of net periodic benefit cost. The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. Over time, however, the expected long-term rate of return on plan assets is designed to approximate actual earned long-term returns. The expected long-term rate of return for pension assets has been determined based on various inputs, including historical returns for the different asset classes held by the Company’s trusts and its asset allocation, as well as inputs from internal and external sources regarding expected capital market return, inflation and other variables. The Company also considers the impact of active management of the plans’ invested assets. In determining its pension expense for the year ended December 31, 2023, the Company used long-term rates of return on plan assets ranging from 2.3% to 7.8%.
Actual returns on U.K. pension assets were 2.4% and (35.3)% for the years ended December 31, 2023 and 2022, respectively, compared to the expected rate of return assumption of 5.5% and 4.3%, respectively, for the same years ended.
•Discount rate: The discount rate is used to calculate pension obligations. In determining the discount rate, the Company utilizes a full-yield approach in the estimation of service and interest components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. For its significant plans, the Company used discount rates ranging from 2.0% to 23.3% to determine its pension obligations as of December 31, 2023, including weighted average discount rates of 5.0%

(including 4.6% in the U.K.). The U.K. discount rate reflects the fact that the pension plan has been closed for new participants.
While the Company believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company's pension and its future expense.
The sensitivity to a 25 basis-point change in the assumptions for discount rate related to 2023 pre-tax pension expense for Company sponsored pension plans is expected to be negligible.
The following table illustrates the sensitivity to a change in assumptions for expected rate of return on assets related to 2023 pre-tax pension expense and on its pension obligations for Company sponsored pension plans:

(in millions)	Impact on expected return on plan assets	Impact on PBO
25 basis point decrease in discount rate	$2	$31
25 basis point increase in discount rate	$(2)	$(29)
Refer to Note 17, “Retirement Benefit Plans,” to the Consolidated Financial Statements in Item 8 of this Form 10-K for more information regarding the Company’s retirement benefit plans.
Income taxes  The Company accounts for income taxes in accordance ASC Topic 740 (ASC 740). Income taxes as presented in the Company’s Consolidated Financial Statements have been allocated in a manner that is systematic, rational, and consistent with the broad principles of ASC 740. For periods ended on or prior to July 3, 2023, the Company’s operations have been included in the Former Parent’s U.S. federal consolidated tax return, certain foreign tax returns, and certain state tax returns. For the purposes of these financial statements, the Company’s income tax provision was computed as if the Company filed separate tax returns (i.e., as if the Company had not been included in the consolidated income tax return group with the Former Parent). The separate-return method applies ASC 740 to the Consolidated Financial Statements of each member of a consolidated tax group as if the group member were a separate taxpayer. As a result, actual tax transactions included in the consolidated financial statements of the Former Parent may not be included in these Consolidated Financial Statements. Further, the Company’s tax results as presented in the Consolidated Financial Statements may not be reflective of the results that the Company expects to generate in the future. Also, the tax treatment of certain items reflected in the Consolidated Financial Statements may not be reflected in the Consolidated Financial Statements and tax returns of the Former Parent. Items such as net operating losses, other deferred taxes, income taxes payable, liabilities for uncertain tax positions and valuation allowances may exist in the Consolidated Financial Statements that may or may not exist in the Former Parent’s Consolidated Financial Statements.
For periods subsequent to July 3, 2023, these items are reported based on tax filings and tax attributes of the Company’s legal entities. Indemnification assets and liabilities have been reported for amounts payable to or recoverable from the Former Parent under the Tax Matters Agreement for taxes associated with the period prior to the Spin-Off. The Tax Matters Agreement generally governs our and the Former Parent’s respective rights, responsibilities and obligations after the distribution with respect to taxes for any tax period ending on or before the distribution date, as well as tax periods beginning before and ending after the distribution date. Generally, the Former Parent is liable for all pre-distribution U.S. income taxes, foreign income taxes, certain non-income taxes attributable to our business, and liabilities for taxes that were incurred as a result of restructuring activities undertaken to effectuate the separation. The Company is generally liable for all other taxes attributable to its business.
In accordance with ASC 740, the Company’s income tax expense is calculated based on expected income and statutory tax rates in the various jurisdictions in which the Company operates and requires the use of management’s estimates and judgments. Accounting for income taxes is complex, in part because the Company conducts business globally and, therefore, files income tax returns in numerous tax jurisdictions. Management judgment is required in determining the Company’s worldwide provision for income taxes and recording the related assets and liabilities, including accruals for unrecognized tax benefits and assessing the need for valuation allowances.
The determination of accruals for unrecognized tax benefits includes the application of complex tax laws in a multitude of jurisdictions across the Company’s global operations. Management judgment is required in determining the gross unrecognized tax benefits’ related liabilities. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is less than certain. Accruals for unrecognized tax benefits are established when, despite the belief that tax positions are supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more-likely-than-

not to be sustained upon examination by the applicable taxing authority. The Company has certain U.S. state income tax returns and certain non-U.S. income tax returns that are currently under various stages of audit by applicable tax authorities. At December 31, 2023, the Company had a liability for tax positions the Company estimates are not more-likely-than-not to be sustained based on the technical merits, which is included in other non-current liabilities. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
The Company records valuation allowances to reduce the carrying value of deferred tax assets to amounts that it expects are more-likely-than-not to be realized. The Company assesses existing deferred tax assets, net operating losses, and tax credits by jurisdiction and expectations of its ability to utilize these tax attributes through a review of past, current and estimated future taxable income and tax planning strategies.
Estimates of future taxable income, including income generated from prudent and feasible tax planning strategies resulting from actual or planned business and operational developments, could change in the near term, perhaps materially, which may require the Company to consider any potential impact to the assessment of the recoverability of the related deferred tax asset. Such potential impact could be material to the Company’s consolidated financial condition or results of operations for an individual reporting period.
The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which the Company operates have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. The Company does not expect Pillar 2 to have a material impact on its effective tax rate or our consolidated results of operation, financial position or cash flows.
Refer to Note 6, “Income Taxes,” to the Consolidated Financial Statements in Item 8 of this Form 10-K for more information regarding income taxes.

New Accounting Pronouncements
Refer to Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements in Item 8 of this Form 10-K for more information regarding new applicable accounting pronouncements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
The Company’s primary market risks include fluctuations in interest rates and currency exchange rates. The Company is also affected by changes in the prices of commodities used or consumed in its manufacturing operations. Some of its commodity purchase price risk is covered by supply agreements with customers and suppliers. Other commodity purchase price risk is occasionally addressed by hedging strategies, which include forward contracts. The Company enters into derivative instruments only with high-credit-quality counterparties and diversifies its positions across such counterparties to reduce its exposure to credit losses. The Company does not engage in any derivative instruments for purposes other than hedging specific operating risks.
The Company has established policies and procedures to manage sensitivity to interest rate, currency exchange rate and commodity purchase price risk, which include monitoring the level of exposure to each market risk. For quantitative disclosures about market risk, refer to Note 16, “Financial Instruments,” to the Consolidated Financial Statements in Item 8 of this Form 10-K for information with respect to interest rate risk, currency exchange rate risk and commodity purchase price risk.
Interest Rate Risk
Interest rate risk refers to the possibility that the Company may incur economic losses due to adverse changes in interest rates. The Company manages its interest rate risk by monitoring its exposure to fixed and variable rates while attempting to optimize its interest costs. The Company maintains a written policy that permits the use of financial derivative instruments to mitigate the financial impact attributable to changes in interest rates. At December 31, 2023, the Company had no outstanding derivative transactions related to interest rate risk management. A 50 basis points increase or decrease in the interest rates on our variable rate debt outstanding at December 31, 2023 would be a $4 million increase or decrease in interest expense. For information regarding the levels of indebtedness subject to interest rate fluctuation, refer to Note 13, “Notes Payable and Debt,” to the Consolidated Financial Statements in Item 8 of this Form 10-K.
Currency Exchange Rate Risk
Currency exchange rate risk refers to the possibility that the Company may incur economic losses due to adverse changes in currency exchange rates. The Company operates globally and transacts in multiple currencies in addition to its reporting currency, the U.S. dollar. Although the Company generally uses the national or regional currency as the functional currency of its local entities, the Company has a significant amount of transactions in non-functional currency denominations including U.S. Dollar, Euro, Chinese Renminbi, Great British Pound and Mexico Peso. Foreign currency exposures are reviewed periodically, and any natural offsets are considered prior to entering into a derivative financial instrument. The Company mitigates its currency exchange rate risk by establishing local production facilities and related supply chain participants in the markets it serves, by invoicing customers in the same currency as the source of the products and by funding some of its investments in foreign markets through local currency loans.
In addition, the Company executed an intercompany loan designated as a net investment hedge to mitigate specific exchange rate translation risk. As of December 31, 2023 and 2022, the Company deferred a pre-tax loss of $6 million and $4 million, respectively, for the designated net investment hedge within the cumulative translation account within accumulated other comprehensive income, a component of total shareholders’ equity.
Currency translation adjustments, including the impact of the net investment hedges discussed above, during the years ended December 31, 2023 and 2022, are shown in the following tables, which provide the percentage change in U.S. Dollars against the respective currencies and the approximate impacts of these changes recorded within other comprehensive income (loss) for the respective periods.

(in millions, except for percentages)	December 31, 2023
Euro	3%	$58
British Pound	5%	$28
Brazilian Real	9%	$14
India Rupee	1%	$7
Chinese Renminbi	(3)%	$(14)

(in millions, except for percentages)	December 31, 2022
British Pound	(11)%	$(45)
Chinese Renminbi	(8)%	$(28)
Euro	(6)%	$(14)
India Rupee	(10)%	$(8)
Brazilian Real	5%	$8
For additional information regarding the level of business outside the United States, which is subject to foreign currency exchange rate market risk, refer to Note 24, “Reportable Segments and Related Information,” to the Consolidated Financial Statements in Item 8 of this Form 10-K.
Commodity Price Risk
Commodity price risk is the possibility that the Company will incur economic losses due to adverse changes in the cost of raw materials used in the production of its products. The Company uses long-term contracts, cost sharing arrangements, design changes, customer buy programs, and limited financial instruments to help control costs wherever beneficial. Commodity forward and option contracts are occasionally executed to offset exposure to potential change in prices mainly for various non-ferrous metals and natural gas consumption used in the manufacturing of vehicle components. As of December 31, 2023 and 2022, the Company had no outstanding commodity swap contracts.

Disclosure Regarding Forward-Looking Statements
The matters discussed in this Item 7 include forward looking statements. See “Forward Looking Statements” at the beginning of this Form 10-K.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of PHINIA Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PHINIA Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill Impairment Assessment - Fuel Systems Reporting Unit
As described in Note 11 to the consolidated financial statements, the Company’s net goodwill balance was $499 million as of December 31, 2023, and the net goodwill associated with the Fuel Systems reporting unit was $61 million. Management has determined that each of the reportable segments are each also a reporting unit. Management tests goodwill for impairment annually in the fourth quarter for all reporting units, and more frequently if events or circumstances warrant such a review. Management performed the two-step impairment testing during the fourth quarter of 2023 to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The estimated fair value was determined using a combined income and market approach. The primary assumptions affecting management’s quantitative impairment review are the discount rates, EBITDA margins, revenue growth rates, and market multiples.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Fuel Systems reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Fuel Systems reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the discount rate and EBITDA margins; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management’s process for developing the fair value estimate of the Fuel Systems reporting unit; (ii) evaluating the appropriateness of the income and market valuation approaches used by management; (iii) testing the completeness and accuracy of underlying data used in the income and market valuation approaches; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the discount rate and EBITDA margins. Evaluating management’s assumption related to EBITDA margins involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the Fuel Systems reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income and market valuation approaches and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
February 28, 2024

We have served as the Company’s auditor since 2022.

PHINIA INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share and per share amounts)	2023	2022
ASSETS
Cash and cash equivalents	$365	$251
Receivables, net	1,017	891
Inventories	487	459
Prepayments and other current assets	58	40
Total current assets	1,927	1,641

Property, plant and equipment, net	921	922
Investments and long-term receivables	115	325
Goodwill	499	490
Other intangible assets, net	417	432
Other non-current assets	162	264
Total assets	$4,041	$4,074

LIABILITIES AND EQUITY
Short-term borrowings and current portion of long-term debt	$89	$—
Accounts payable	639	686
Other current liabilities	420	484
Total current liabilities	1,148	1,170

Long-term debt	709	26
Retirement-related liabilities	132	79
Other non-current liabilities	165	1,156
Total liabilities	2,154	2,431

Commitments and contingencies

Capital stock:
Common stock, $0.01 par value; authorized shares: 200,000,000; issued shares: (2023 - 47,013,661); outstanding shares: (2023 - 46,164,536)	1	—
Additional paid-in capital	2,031	—
Retained earnings	9	—
Former Parent investment	—	1,731
Accumulated other comprehensive loss	(131)	(88)
Treasury stock, at cost: (2023 - 849,125 shares)	(23)	—
Total equity	1,887	1,643
Total liabilities and equity	$4,041	$4,074
See Accompanying Notes to Consolidated Financial Statements.

PHINIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions, except per share amounts)	2023	2022	2021
Net sales	$3,500	$3,348	$3,227
Cost of sales	2,776	2,627	2,551
Gross profit	724	721	676

Selling, general and administrative expenses	413	407	460
Restructuring expense	12	11	55
Other operating expense (income), net	58	(15)	(13)
Operating income	241	318	174

Equity in affiliates’ earnings, net of tax	(10)	(11)	(7)
Interest expense	56	20	35
Interest income	(13)	(6)	(1)
Other postretirement expense (income)	2	(32)	(39)
Earnings before income taxes and noncontrolling interest	206	347	186

Provision for income taxes	104	85	33
Net earnings	102	262	153
Net earnings attributable to the noncontrolling interest, net of tax	—	—	1
Net earnings attributable to PHINIA Inc.	$102	$262	$152

Earnings per share attributable to PHINIA Inc. — basic	$2.17	$5.57	$3.23

Earnings per share attributable to PHINIA Inc. — diluted	$2.17	$5.57	$3.23

Weighted average shares outstanding:
Basic	46.9	47.0	47.0
Diluted	47.0	47.0	47.0
See Accompanying Notes to Consolidated Financial Statements.

PHINIA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2023	2022	2021
Net earnings attributable to PHINIA Inc.	$102	$262	$152

Other comprehensive (loss) income
Foreign currency translation adjustments[1]	(13)	(90)	(40)
Defined benefit postretirement plans[1]	(27)	(65)	128
Hedge instruments[1]	(3)	5	(2)
Total other comprehensive (loss) income attributable to PHINIA, Inc.	(43)	(150)	86

Comprehensive income attributable to PHINIA Inc.	59	112	238

Comprehensive income attributable to noncontrolling interest, net of tax	—	—	1
Comprehensive income	$59	$112	$239
____________________________________
1 Net of income taxes.

See Accompanying Notes to Consolidated Financial Statements.

PHINIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2023	2022	2021
OPERATING
Net cash provided by operating activities (see Note 25)	$250	$303	$147
INVESTING
Capital expenditures, including tooling outlays	(150)	(107)	(146)
Payments for investment in equity securities	(2)	—	—
Proceeds from asset disposals and other, net	2	2	6
Net cash used in investing activities	(150)	(105)	(140)
FINANCING
Proceeds from issuance of long-term debt, net of discount	708	—	—
Payments for debt issuance costs	(14)	—	—
Borrowings under Revolving Facility	75	—	—
Repayments of debt, including current portion	(4)	(1)	—
Cash outflows related to debt due to Former Parent	(728)	(117)	(170)
Cash inflows related to debt due from Former Parent	36	140	126
Purchase of noncontrolling interest	—	(3)	—
Dividends paid to PHINIA Inc. stockholders	(23)	—	—
Payments for purchase of treasury stock	(24)	—	—
Net transfers (to) from Former Parent	(5)	(204)	8
Net decrease in notes payable to Former Parent	—	—	(8)
Payments for stock-based compensation items	(1)	—	—
Net cash provided by (used in) financing activities	20	(185)	(44)
Effect of exchange rate changes on cash	(6)	(21)	4
Net increase (decrease) in cash and cash equivalents	114	(8)	(33)
Cash and cash equivalents at beginning of year	251	259	292
Cash and cash equivalents at end of year	$365	$251	$259

See Accompanying Notes to Consolidated Financial Statements.

PHINIA INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Number of Shares		PHINIA Inc. Stockholders’ Equity
(in millions, except share data)	Issued common stock	Common stock held in treasury	Issued common stock	Additional paid-in-capital	Treasury stock	Retained earnings	Former Parent investment	Accumulated other comprehensive income (loss)	Non-controlling interests	Total Equity
Balance, January 1, 2021	—	—	$—	$—	$—	$—	$670	$(24)	$2	$648
Net transfers from Former Parent							825			825
Net earnings							152		1	153
Other comprehensive income								86		86
Balance, December 31, 2021	—	—	$—	$—	$—	$—	$1,647	$62	$3	$1,712
Net transfers to Former Parent							(178)			(178)
Purchase of noncontrolling interest									(3)	(3)
Net earnings							262			262
Other comprehensive loss								(150)		(150)
Balance, December 31, 2022	—	—	$—	$—	$—	$—	$1,731	$(88)	$—	$1,643
Dividends declared ($0.50 per share)						(23)				(23)
Net transfers from Former Parent							220			220
Spin-Off related adjustments				8						8
Reclassification of Former Parent's net investment and issuance of ordinary shares in connection with Spin-Off	47,013,661		1	2,020			(2,021)			—
Share-based compensation expense				6						6
Purchase of treasury stock		(903,920)			(24)					(24)
Net issuance of executive stock plan		54,795		(3)	1					(2)
Net earnings						32	70			102
Other comprehensive loss								(43)		(43)
Balance, December 31, 2023	47,013,661	(849,125)	$1	$2,031	$(23)	$9	$—	$(131)	$—	$1,887

See Accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTRODUCTION
PHINIA Inc. (together with its Consolidated Subsidiaries, the Company) is a Delaware corporation incorporated in 2023. PHINIA is a leader in the development, design and manufacture of integrated components and systems that are designed to optimize performance, increase efficiency and reduce emissions in combustion and hybrid propulsion for commercial vehicles and industrial applications (medium-duty and heavy-duty trucks, buses and other off-highway construction, marine, agricultural and industrial applications) and light vehicles (passenger cars, trucks, vans and sport-utility vehicles). The Company is a global supplier to most major original equipment manufacturers (OEMs) seeking to meet and exceed increasingly stringent global regulatory requirements and satisfy consumer demands for an enhanced user experience. Additionally, the Company offers a wide range of original equipment service (OES) solutions and remanufactured products as well as an expanded range of products for the independent (non-OEM) aftermarket.
Transition to Standalone Company
On December 6, 2022, BorgWarner Inc. (BorgWarner or Former Parent) announced plans for the complete legal and structural separation of its Fuel Systems and Aftermarket businesses by the spin-off of its wholly-owned subsidiary, PHINIA, which was formed on February 9, 2023 (the Spin-Off).
On July 3, 2023, BorgWarner completed the Spin-Off in a transaction intended to qualify as tax-free to the Company’s stockholders for U.S. federal income tax purposes, which was accomplished by the distribution of the outstanding common stock of PHINIA to holders of record of common stock of BorgWarner on a pro rata basis. Each holder of record of BorgWarner common stock received one share of PHINIA common stock for every five shares of BorgWarner common stock held on June 23, 2023, the record date. In lieu of fractional shares of PHINIA, BorgWarner stockholders received cash. As a result of these transactions, all of the assets, liabilities, and legal entities comprising BorgWarner’s Fuel Systems and Aftermarket businesses are now owned directly, or indirectly through its subsidiaries, by PHINIA. PHINIA is an independent public company trading under the symbol “PHIN” on the New York Stock Exchange.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The following paragraphs briefly describe the Company’s significant accounting policies.
Basis of presentation Prior to the Spin-Off on July 3, 2023, the historical financial statements of PHINIA were prepared on a stand-alone combined basis and were derived from BorgWarner’s consolidated financial statements and accounting records as if the Fuel Systems and Aftermarket businesses of BorgWarner had been part of PHINIA for all periods presented. Accordingly, for periods prior to July 3, 2023, our financial statements are presented on a combined basis and for the periods subsequent to July 3, 2023 are presented on a consolidated basis (all periods hereinafter are referred to as “consolidated financial statements”). The Company’s Consolidated Financial Statements were prepared in accordance with accounting principles in the United States of America (U.S. GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The balance sheet as of December 31, 2022 was derived from the audited financial statements as of that date.
Certain amounts for the prior periods presented were reclassified to conform to the current period presentation. Amounts that were previously presented as Due from BorgWarner, current and Due from BorgWarner, non-current are now presented within Receivables, net and Investments and long-term receivables, respectively. Amounts that were previously presented as Due to BorgWarner, current are now presented within Accounts payable and Other current liabilities. Amounts that were previously presented in Due to BorgWarner, non-current are now presented in Other non-current liabilities. The Company has also corrected for certain immaterial errors that impacted the consolidated balance sheet as of December 31, 2022.
Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and accompanying notes, as well as amounts of revenues and expenses reported during the periods covered by those financial statements and accompanying notes. The Consolidated Financial Statements may not be indicative of the Company’s future performance and do not necessarily reflect what the financial position, results of operations, and cash flows would have been had it operated as a standalone company during the periods presented prior to the Spin-Off.
The Consolidated Statements of Operations include all revenues and costs directly attributable to the Company, including costs for facilities, functions, and services utilized. Costs for certain centralized functions and programs provided and administered by BorgWarner were charged directly to the Company prior to Spin-Off. These centralized functions and programs included, but were not limited to research and development and information technology.
A portion of BorgWarner’s total corporate expenses were allocated to the Company for services rendered by BorgWarner prior to the Spin-Off. These expenses included the cost of corporate functions and resources, including, but not limited to, executive management, finance, accounting, legal, human resources, research and development and sales. Additionally, a portion of the Company’s corporate expenses were allocated to BorgWarner for charges incurred related to subsidiaries of BorgWarner historically supported by the Company, primarily related to information technology. These expenses were allocated based on direct usage when identifiable or, when not directly identifiable, on the basis of proportional net revenues, legal entities, headcount or weighted-square footage, as applicable. The Company considers the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to, or the benefit received by, both the Company and BorgWarner during the periods presented. However, the allocations may not reflect the expenses the Company would have incurred if the Company had been a standalone company for the periods presented prior to July 3, 2023. The year ended December 31, 2023 included net corporate allocation expenses incurred prior to the Spin-Off totaling $89 million. For the years ended December 31, 2022 and 2021, net corporate allocation expenses totaled $118 million and $84 million, respectively. Corporate allocation expenses were primarily included in Selling, general and administrative expenses.
Use of estimates The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the accompanying notes, as well as the amounts of revenues and expenses reported during the periods covered by these financial statements and accompanying notes. Actual results could differ from those estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Principles of consolidation The Consolidated Financial Statements include all majority-owned subsidiaries with a controlling financial interest. All inter-company balances and transactions have been eliminated in consolidation.
Joint venture and equity securities The Company has an investment in one unconsolidated joint venture which was acquired as part of the acquisition of Delphi Technologies on October 1, 2020: Delphi-TVS Diesel Systems Ltd (D-TVS), of which the Company owns 52.5%. This joint venture is a non-controlled affiliate in which the Company exercises significant influence but does not have a controlling financial interest and, therefore, is accounted for under the equity method. Although the Company is the majority owner, it does not have the ability to control significant decisions or management of the entity. The Company evaluated this investment under Accounting Standards Codification (ASC) Topic 810 and based on the following factors the Company does not have the power to control the significant decisions of the entity and therefore does not have a controlling financial interest.
•Both partners appoint a managing director and these directors jointly manage all of the affairs of D-TVS, subject to supervision by the board of directors;
•The Company has only a 36% representation on the board of directors; and
•The construct of the board of directors prevents either party from having power/control as described in ASC Topic 810 because both parties lack the ability to directly and/or indirectly control governance and management of D-TVS through either its ownership interest or the board representation.
Generally, under the equity method, the Company’s original investment is recorded at cost and subsequently adjusted by the Company’s share of equity in income or losses. The carrying value of the Company’s investment was $48 million and $44 million as of December 31, 2023 and 2022, respectively. The Company monitors its equity method investments for indicators of other-than-temporary declines in fair value on an ongoing basis. If such a decline has occurred, an impairment charge is recorded, which is measured as the difference between the carrying value and the estimated fair value. The Company’s investment in this non-controlled affiliate is included within Investments and long-term receivables in the Consolidated Balance Sheets. The Company’s share of equity in income or losses is included in Equity in affiliates’ earnings, net of tax in the Consolidated Statements of Operations.
The Company also has certain investments for which it does not have the ability to exercise significant influence (generally when ownership interest is less than 20%). The Company’s investment in these equity securities is included within Investments and long-term receivables in the Consolidated Balance Sheet.
Interests in privately held companies that do not have readily determinable fair values are accounted for using the measurement alternative under ASC Topic 321, which includes monitoring on an ongoing basis for indicators of impairments or upward adjustments. These equity securities are measured at cost less impairments, adjusted for observable price changes in orderly transactions for the identical or similar investment of the same issuer. If the Company determines that an indicator of impairment or upward adjustment is present, an adjustment is recorded, which is measured as the difference between carrying value and estimated fair value. Estimated fair value is generally determined using an income approach on discounted cash flows or negotiated transaction values.
Revenue recognition Revenue is recognized when performance obligations under the terms of a contract are satisfied, which generally occurs with the transfer of control of the products. For most products, transfer of control occurs upon shipment or delivery; however, a limited number of customer arrangements for highly customized products with no alternative use provide the Company with the right to payment during the production process. As a result, for these limited arrangements, revenue is recognized as goods are produced and control transfers to the customer using the input cost-to-cost method. Revenue is measured at the amount of consideration the Company expects to receive in exchange for transferring the goods. Although the Company may enter into long-term supply arrangements with its major customers, the prices and volumes are not fixed over the life of the arrangements, and a contract does not exist for purposes of applying ASC Topic 606 until volumes are contractually known.
Sales incentives and allowances (including returns) are recognized as a reduction to revenue at the time of the related sale. The Company estimates the allowances based on an analysis of historical experience. Taxes assessed by a governmental authority collected by the Company concurrent with a specific revenue-producing transaction are excluded from net sales. Shipping and handling fees billed to customers are included in sales, while costs of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
shipping and handling are included in cost of sales. The Company has elected to apply the accounting policy election available under ASC Topic 606 and accounts for shipping and handling activities as a fulfillment cost.
The Company has a limited number of arrangements with customers where the price paid by the customer is dependent on the volume of product purchased over the term of the arrangement. In other arrangements, the Company will provide a rebate to customers based on the volume of products purchased during the course of the arrangement. The Company estimates the volumes to be sold over the term of the arrangement and recognizes revenue based on the estimated amount of consideration to be received from these arrangements.
Refer to Note 2, “Revenue from Contracts with Customers,” to the Consolidated Financial Statements for more information.
Cost of sales The Company includes materials, direct labor and manufacturing overhead within cost of sales. Manufacturing overhead is comprised of indirect materials, indirect labor, factory operating costs, warranty costs and other such costs associated with manufacturing products for sale.
Cash and cash equivalents Cash and cash equivalents are valued at fair market value. It is the Company's policy to classify all highly liquid investments with original maturities of three months or less as cash and cash equivalents. Cash and cash equivalents are maintained with several financial institutions. Cash and cash equivalents are primarily held in foreign locations. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal risk.
Receivables, net and long-term receivables Accounts receivable and long-term receivables are stated at cost less an allowance for credit losses. An allowance for credit losses is recorded for amounts that may become uncollectible in the future. The allowance for credit losses is an estimate based on expected losses, current economic and market conditions, and a review of the current status of each customer’s accounts receivable.
Sales of receivables are accounted for in accordance with the ASC Topic 860. Agreements which result in true sales of the transferred receivables, as defined in ASC Topic 860, which occur when receivables are transferred to a third party without recourse to the Company, are excluded from amounts reported in the Consolidated Balance Sheets. Cash proceeds received from such sales are included in operating cash flows. The expenses associated with receivables factoring are recorded in the Consolidated Statements of Operations within interest expense. Refer to Note 7, “Receivables, Net,” to the Consolidated Financial Statements for more information.
Inventories Inventory is measured using first-in, first-out (FIFO) or average-cost methods at the lower of cost or net realizable value. Refer to Note 8, “Inventories,” to the Consolidated Financial Statements for more information.
Pre-production costs related to long-term supply arrangements Engineering, research and development and other design and development costs for products sold on long-term supply arrangements are expensed as incurred unless the Company has a contractual guarantee for reimbursement from the customer. Costs for molds, dies and other tools used to make products sold on long-term supply arrangements for which the Company has title to the assets are capitalized in property, plant and equipment and amortized to cost of sales over the shorter of the term of the arrangement or over the estimated useful lives of the assets, typically three to five years. Costs for molds, dies and other tools used to make products sold on long-term supply arrangements for which the Company has a contractual guarantee for lump sum reimbursement from the customer are capitalized in Prepayments and other current assets.
Property, plant and equipment, net Property, plant and equipment is valued at cost less accumulated depreciation. Expenditures for maintenance, repairs and renewals of relatively minor items are generally charged to expense as incurred. Renewals of significant items are capitalized. Depreciation is generally computed on a straight-line basis over the estimated useful lives of the assets. Useful lives for buildings range from fifteen to forty years, and useful lives for machinery and equipment range from three to twelve years. For income tax purposes, accelerated methods of depreciation are generally used. Refer to Note 10, “Property, Plant and Equipment, Net,” to the Consolidated Financial Statements for more information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Impairment of long-lived assets, including definite-lived intangible assets The Company reviews the carrying value of its long-lived assets, whether held for use or disposal, including other amortizable intangible assets, when events and circumstances warrant such a review under ASC Topic 360. In assessing long-lived assets for an impairment loss, assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In assessing long-lived assets for impairment, management generally considers individual facilities to be the lowest level for which identifiable cash flows are largely independent. A recoverability review is performed using the undiscounted cash flows if there is a triggering event. If the undiscounted cash flow test for recoverability identifies a possible impairment, management will perform a fair value analysis. Management determines fair value under ASC Topic 820 using the appropriate valuation technique of market, income or cost approach. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.
Management believes that the estimates of future cash flows and fair value assumptions are reasonable; however, changes in assumptions underlying these estimates could affect the valuations. Significant judgments and estimates used by management when evaluating long-lived assets for impairment include (1) an assessment as to whether an adverse event or circumstance has triggered the need for an impairment review; (2) undiscounted future cash flows generated by the asset; and (3) fair valuation of the asset.
Goodwill and other intangible assets During the fourth quarter of each year, the Company qualitatively assesses its goodwill. This qualitative assessment evaluates various events and circumstances, such as macroeconomic conditions, industry and market conditions, cost factors, relevant events and financial trends, that may impact a reporting unit's fair value. Using this qualitative assessment, the Company determines whether it is more-likely-than-not the reporting unit's fair value exceeds its carrying value. If it is determined that it is not more-likely-than-not the reporting unit's fair value exceeds the carrying value, or upon consideration of other factors, including recent acquisition, restructuring or disposal activity or to refresh the fair values, the Company performs a quantitative goodwill impairment analysis. In addition, the Company may test goodwill in between annual test dates if an event occurs or circumstances change that could more-likely-than-not reduce the fair value of a reporting unit below its carrying value.
The Company has definite-lived intangible assets related to developed technology and customer relationships. The Company amortizes definite-lived intangible assets over their estimated useful lives. The Company also has intangible assets related to acquired trade names that are classified as indefinite lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred.
Similar to goodwill, the Company can elect to perform the impairment test for indefinite-lived intangibles other than goodwill (trade names) using a qualitative analysis, considering similar factors as outlined in the goodwill discussion in order to determine if it is more-likely-than-not that the fair value of the intangibles are less than the respective carrying values. If the Company elects to perform or is required to perform a quantitative analysis, the test consists of a comparison of the fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date. The Company estimates the fair value of indefinite-lived intangibles using the relief-from-royalty method, which it believes is an appropriate and widely used valuation technique for such assets. The fair value derived from the relief-from-royalty method is measured as the discounted cash flow savings realized from owning such trade names and not being required to pay a royalty for their use.
Refer to Note 11, “Goodwill and Other Intangibles,” to the Consolidated Financial Statements for more information.
Product warranties The Company provides warranties on some, but not all, of its products. The warranty terms are typically from one to three years. Provisions for estimated expenses related to product warranty are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and industry developments and recoveries from third parties. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. Costs of product recalls, which may include the cost of the product being replaced as well as the customer’s cost of the recall, including labor to remove and replace the recalled part, are accrued as part of the Company’s warranty accrual at the time an obligation becomes probable and can be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reasonably estimated. Management believes that the warranty accrual is appropriate; however, in certain cases, initial customer claims exceed the amount accrued. Facts may become known related to these claims that may result in additional losses that could be material to the Company’s results of operations or cash flows. The product warranty accrual is allocated to current and non-current liabilities in the Consolidated Balance Sheets.
Refer to Note 12, “Product Warranty,” to the Consolidated Financial Statements for more information.
Other loss accruals and valuation allowances The Company has numerous other loss exposures, such as customer claims, workers’ compensation claims, litigation and recoverability of certain assets. Establishing loss accruals or valuation allowances for these matters requires the use of estimates and judgment in regard to the risk exposure and ultimate realization. The Company estimates losses using consistent and appropriate methods; however, changes to its assumptions could materially affect the recorded accrued liabilities for loss or asset valuation allowances.
Environmental contingencies  The Company accounts for environmental costs in accordance with ASC Topic 450, “Contingencies.” Costs related to environmental assessments and remediation efforts at operating facilities are accrued when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. Estimated costs are recorded at undiscounted amounts, based on experience and assessments and are regularly evaluated. The liabilities are recorded in Other current and Other non-current liabilities in the Company’s Consolidated Balance Sheets and are not material.
Refer to Note 20, “Contingencies,” to the Consolidated Financial Statements for more information.
Government grants The Company periodically receives government grants representing assistance provided by a government. These government grants are generally received in cash and typically provide reimbursement related to acquisition of property and equipment, product development or local governmental economic relief. The government grants are generally amortized using a systematic and rational method over the life of the grant. As of December 31, 2023 and 2022, the Company recorded government grant related liabilities of $1 million in Other current liabilities and $6 million in Other non-current liabilities in the Company’s Consolidated Balance Sheets. During the years ended December 31, 2023 and 2022, the Company recorded $21 million and $16 million of government grant-related credits in Selling, general and administrative expenses, respectively, and $1 million and $2 million in Cost of sales, respectively, in the Company’s Consolidated Statement of Operations.
Derivative financial instruments The Company recognizes that certain normal business transactions and foreign currency operations generate risk. Examples of risks include exposure to exchange rate risk related to transactions denominated in currencies other than the functional currency, changes in commodity costs and interest rates. It is the objective of the Company to assess the impact of these transaction risks and consider mitigating such risks through various methods, including financial derivatives. Virtually all derivative instruments held by the Company are designated as hedges, have high correlation with the underlying exposure and are highly effective in offsetting underlying price movements. Accordingly, gains and losses from changes in qualifying hedge fair values are matched with the underlying transactions. Hedge instruments are generally reported gross, with no right to offset, on the Consolidated Balance Sheets at their fair value based on quoted market prices for contracts with similar maturities. The Company does not engage in any derivative transactions for purposes other than hedging specific operational risks.
Refer to Note 16, “Financial Instruments,” to the Consolidated Financial Statements for more information.
Foreign currency The financial statements of foreign subsidiaries are translated to U.S. Dollars using the period-end exchange rate for assets and liabilities and an average exchange rate for each period for revenues, expenses and capital expenditures. The local currency is the functional currency for substantially all of the Company's foreign subsidiaries. Translation adjustments for foreign subsidiaries are recorded as a component of Accumulated other comprehensive (loss) income in equity. The Company recognizes transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency in earnings as incurred.
Refer to Note 19, “Accumulated Other Comprehensive Loss,” to the Consolidated Financial Statements for more information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Pensions  The Company’s defined benefit pension plans are accounted for in accordance with ASC Topic 715. Disability early retirement benefits are accounted for in accordance with ASC Topic 712.
Pension costs and related liabilities and assets are dependent upon assumptions used in calculating such amounts. These assumptions include discount rates, expected returns on plan assets, health care cost trends, compensation and other factors. In accordance with U.S. GAAP, actual results that differ from the assumptions used are accumulated and amortized over future periods, and accordingly, generally affect recognized expense in future periods.
Refer to Note 17, “Retirement Benefit Plans,” to the Consolidated Financial Statements for more information.
Restructuring Restructuring costs may occur when the Company takes action to exit or significantly curtail a part of its operations or implements a reorganization that affects the nature and focus of operations. A restructuring charge can consist of severance costs associated with reductions to the workforce, costs to terminate an operating lease or contract, professional fees and other costs incurred related to the implementation of restructuring activities.
The Company generally records costs associated with voluntary separations at the time of employee acceptance. Costs for involuntary separation programs are recorded when management has approved the plan for separation, the employees are identified and aware of the benefits they are entitled to and it is unlikely that the plan will change significantly. When a plan of separation requires approval by or consultation with the relevant labor organization or government, the costs are recorded upon agreement. Costs associated with benefits that are contingent on the employee continuing to provide service are accrued over the required service period.
Refer to Note 3, “Restructuring,” to the Consolidated Financial Statements for more information.
Income taxes  The Company accounts for income taxes in accordance ASC Topic 740 (ASC 740). Income taxes as presented in the Company’s Consolidated Financial Statements have been allocated in a manner that is systematic, rational, and consistent with the broad principles of ASC 740. Historically, the Company’s operations have been included in BorgWarner’s U.S. federal consolidated tax return, certain foreign tax returns, and certain state tax returns. For the purposes of the 2022 and 2021 financial statements, the Company’s income tax provision was computed as if the Company filed separate tax returns (i.e., as if the Company had not been included in the consolidated income tax return group with BorgWarner). The separate-return method applies ASC 740 to the Combined Financial Statements of each member of a consolidated tax group as if the group member were a separate taxpayer.
In accordance with ASC 740, the Company’s income tax expense is calculated based on expected income and statutory tax rates in the various jurisdictions in which the Company operates and requires the use of management’s estimates and judgments. Accounting for income taxes is complex, in part because the Company conducts business globally and, therefore, files income tax returns in numerous tax jurisdictions. Management judgment is required in determining the Company’s worldwide provision for income taxes and recording the related assets and liabilities, including accruals for unrecognized tax benefits and assessing the need for valuation allowances.
The determination of accruals for unrecognized tax benefits includes the application of complex tax laws in a multitude of jurisdictions across the Company’s global operations. Management judgment is required in determining the gross unrecognized tax benefits’ related liabilities. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is less than certain. Accruals for unrecognized tax benefits are established when, despite the belief that tax positions are supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more-likely-than-not to be sustained upon examination by the applicable taxing authority.
The Company records valuation allowances to reduce the carrying value of deferred tax assets to amounts that it expects are more-likely-than-not to be realized. The Company assesses existing deferred tax assets, net operating losses, and tax credits by jurisdiction and expectations of its ability to utilize these tax attributes through a review of past, current and estimated future taxable income and tax planning strategies.
Refer to Note 6, “Income Taxes,” to the Consolidated Financial Statements for more information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
New Accounting Pronouncements
Accounting Standards Not Yet Adopted
Accounting Standards Update (ASU) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” It is intended to improve disclosures about a public entity’s reportable segments and addresses requests from investors and other allocators of capital for additional, more detailed information about a reportable segment’s expenses. This guidance is effective for annual reporting periods beginning after December 15, 2023 and interim reporting periods beginning after December 15, 2024. The Company does not expect this guidance to have a material impact on its Consolidated Financial Statements.
ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” It requires entities to disaggregate information related to the effective tax rate reconciliation and income taxes paid. The standard improves transparency by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This guidance is effective for annual reporting periods beginning after December 15, 2024. The Company does not expect this guidance to have a material impact on its Consolidated Financial Statements.

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
Generally, revenue is recognized upon shipment or delivery; however, a limited number of the Company’s customer arrangements for its highly customized products with no alternative use provide the Company with the right to payment during the production process. As a result, for these limited arrangements, revenue is recognized as goods are produced and control transfers to the customer using the input cost-to-cost method. The Company recorded a contract asset of $1 million and $2 million at December 31, 2023 and 2022, respectively, for these arrangements. These amounts are reflected in Prepayments and other current assets in the Company’s Consolidated Balance Sheets.
In limited instances, certain customers have provided payments in advance of receiving related products, typically at the onset of an arrangement prior to the beginning of production. These contract liabilities are reflected as Other current liabilities in the Consolidated Balance Sheets and were $6 million at December 31, 2023 and $3 million at December 31, 2022. These amounts are reflected as revenue over the term of the arrangement (typically three to seven years) as the underlying products are shipped and represent the Company’s remaining performance obligations as of the end of the period.
The following table represents a disaggregation of revenue from contracts with customers by reportable segment and region for the years ended December 31, 2023, 2022, and 2021. Refer to Note 24, Reportable Segments and Related Information to the Consolidated Financial Statements for more information.

	Year Ended December 31, 2023
(In millions)	Fuel Systems	Aftermarket	Total
Americas	$712	$776	$1,488
Europe	953	472	1,425
Asia	512	75	587
Total	$2,177	$1,323	$3,500

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2022
(In millions)	Fuel Systems	Aftermarket	Total
Americas	$559	$811	$1,370
Europe	904	401	1,305
Asia	609	64	673
Total	$2,072	$1,276	$3,348

	Year Ended December 31, 2021
(In millions)	Fuel Systems	Aftermarket	Total
Americas	$366	$727	$1,093
Europe	1,006	423	1,429
Asia	644	61	705
Total	$2,016	$1,211	$3,227

NOTE 3    RESTRUCTURING
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
The following table displays a roll forward of the restructuring liability recorded within the Company’s Consolidated Balance Sheets and the related cash flow activity:

(in millions)	Employee Termination Benefits	Other	Total
Balance, January 1, 2022	$60	$—	$60
Restructuring expense, net	2	9	11
Cash payments	(41)	(9)	(50)
Foreign currency translation adjustment and other	(1)	—	(1)
Balance, December 31, 2022	20	—	20
Restructuring expense, net	9	3	12
Cash payments	(20)	(3)	(23)
Foreign currency translation adjustment and other	—	1	1
Balance, December 31, 2023	$9	$1	$10
Less: Non-current restructuring liability	1	—	1
Current restructuring liability at December 31, 2023	$8	$1	$9
During 2023, the Company approved individual restructuring actions that primarily related to reductions in headcount in the Fuel Systems segment and recorded $12 million of restructuring expense related to these actions.
In 2019, the Company announced a restructuring plan to reshape and realign its global technical center footprint and reduce salaried and contract staff. The Fuel Systems segment recorded charges of $5 million and $55 million during the years ended December 31, 2022 and 2021, respectively, primarily for the statutory minimum benefits and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
incremental one-time termination benefits negotiated with local labor authorities. The majority of the actions under this program have been completed.
Estimates of restructuring expense are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established accruals.
The Company continues to evaluate different options across its operations to reduce existing structural costs over the next few years. The Company will recognize restructuring expense associated with any future actions at the time they are approved and become probable or are incurred. Any future actions could result in significant restructuring expense.

NOTE 4    RESEARCH AND DEVELOPMENT COSTS
The Company’s net Research & Development (R&D) expenditures are primarily included in Selling, general and administrative expenses of the Consolidated Statements of Operations. Customer reimbursements are netted against gross R&D expenditures as they are considered a recovery of cost. Customer reimbursements for prototypes are recorded net of prototype costs based on customer contracts, typically either when the prototype is shipped or when it is accepted by the customer. Customer reimbursements for engineering services are recorded when performance obligations are satisfied in accordance with the contract. Financial risks and rewards transfer upon shipment, acceptance of a prototype component by the customer or upon completion of the performance obligation as stated in the respective customer agreement. The Company has various customer arrangements relating to R&D activities that it performs at its various R&D locations.
The following table presents the Company’s gross and net expenditures on R&D activities:

	Year Ended December 31,
(in millions)	2023	2022	2021
Gross R&D expenditures	$188	$200	$247
Customer reimbursements	(80)	(96)	(115)
Net R&D expenditures	$108	$104	$132
Net R&D expenditures as a percentage of net sales were 3.1%, 3.1% and 4.1% for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE 5     OTHER OPERATING EXPENSE (INCOME), NET
Items included in Other operating expense (income), net consist of:

	Year Ended December 31,
(in millions)	2023	2022	2021
Royalty income from Former Parent	$(17)	$(31)	$(22)
R&D income from Former Parent	(2)	(11)	(10)
Separation and transaction costs	80	31	7
Asset impairments	—	5	14
Other operating income, net	(3)	(9)	(2)
Other operating expense (income), net	$58	$(15)	$(13)
Royalty income from Former Parent: The Company participated in royalty arrangements with BorgWarner businesses prior to the Spin-Off, which involved the licensing of the Delphi Technologies trade name and product-related intellectual properties. For the years ended December 31, 2023, 2022 and 2021, the Company recognized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
royalty income from BorgWarner businesses in the amount of $17 million, $31 million and $22 million, respectively. Refer to Note 23, “Related Party," for further information.
R&D income from Former Parent: The Company provided application testing and other R&D services for other BorgWarner businesses prior to the Spin-Off. For the years ended December 31, 2023, 2022 and 2021, the Company recognized income related to these services of $2 million, $11 million and $10 million, respectively. Refer to Note 23, "Related Party," for further information.
Separation and transaction costs: During the year ended December 31, 2023 and 2022, the Company recorded separation costs of $80 million and $31 million, respectively, primarily related to professional fees associated with the intended separation of the Company. During the year ended December 31, 2021, the Company recorded transaction costs of $7 million primarily related to professional fees associated with the acquisition, integration and other support of the Company's acquisition of Delphi Technologies.
Asset impairments: During the year ended December 31, 2022, the Company wound down its Aftermarket operation in Russia and recorded an impairment expense of $5 million for the impairment of an intangible asset related to this business. During the year ended December 31, 2021, the Company performed a quantitative impairment test over an indefinite-lived trade name in the Aftermarket segment. The impairment test indicated that the fair value was less than the carrying value due to a decrease in expected revenues associated with the trade name. Therefore, the Company recorded an impairment charge of $14 million. Refer to Note 11 “Goodwill and Other Intangibles,” to the Consolidated Financial Statement for more information.

NOTE 6    INCOME TAXES
Earnings before income taxes and the provision for income taxes are presented in the following table.

	Year Ended December 31,
(in millions)	2023	2022	2021
Earnings before income taxes:
U.S.	$(18)	$90	$43
Non-U.S.	224	257	143
Total	$206	$347	$186
Provision for income taxes:
Current:
Federal	$22	$28	$15
State	2	1	2
Foreign	48	31	72
Total current expense	72	60	89
Deferred:
Federal	(14)	(12)	(7)
State	(2)	(1)	(1)
Foreign	48	38	(48)
Total deferred expense (benefit)	32	25	(56)
Total provision for income taxes	$104	$85	$33
The provision for income taxes resulted in an effective tax rate of approximately 50%, 24% and 18% for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides a reconciliation of tax expense based on the U.S. statutory tax rate to final tax expense.

	Year Ended December 31,
(in millions)	2023	2022	2021
Income taxes at U.S. statutory rate of 21%	$43	$73	$39
Increases (decreases) resulting from:
Valuation allowance adjustments, net	63	37	38
Net tax on remittance of foreign earnings	29	12	10
Non-deductible transaction costs	10	—	—
Changes in accounting methods and filing positions	(2)	2	(1)
U.S. tax on foreign earnings	12	—	—
Foreign rate differentials	(3)	3	(5)
Impact of tax law and rate changes	(1)	—	(21)
State taxes, net of federal benefit	(1)	(1)	—
Tax holidays	(6)	(8)	(8)
Enhanced research and development deductions	(8)	(9)	(10)
Reserve adjustments, settlements and claims	(7)	(7)	3
Non-taxable interest income	(29)	(15)	(14)
Other, net	4	(2)	2
Provision for income taxes, as reported	$104	$85	$33
The Company’s effective tax rate was impacted beneficially by certain entities in China with the High and New Technology Enterprise (HNTE) status. The income tax benefit for HNTE status was approximately $6 million, $8 million and $8 million for the years ended December 31, 2023, 2022 and 2021, respectively. HNTE status is granted for three-year periods, and the Company seeks to renew such status on a regular basis.
For the year ended December 31, 2023, the Company’s effective tax rate increased compared to the year ended December 31, 2022 as a result of a change in the jurisdictional mix of pre-tax earnings, most notably an increase in pre-tax losses where no tax benefit is recognized. In addition, the Company recognized increases in its U.S. taxes on foreign earnings based on the post Spin-Off structure. During 2023, the Company recognized discrete tax benefits of $2 million, primarily due to structural changes concluded in the fourth quarter.
During 2022, the Company recognized discrete tax benefits of $7 million, primarily due to certain unrecognized tax benefits and accrued interest related to a matter for which the statute of limitations had lapsed.
In 2021, the Company recognized a discrete tax benefit of $21 million related to an increase in its deferred tax assets as a result of an increase in the United Kingdom tax rate from 19% to 25%. This rate change was enacted in June 2021 and became effective April 2023.
The Company recognizes taxes due under the Global Intangible Low-Taxed Income (GILTI) provision as a current period expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A roll forward of the Company’s total gross unrecognized tax benefits is presented below:

(in millions)	2023	2022	2021
Balance, January 1	$35	$64	$56
Additions based on tax positions related to current year	1	2	3
Additions for tax positions of prior years	1	—	—
Reductions for lapse in statute of limitations	—	(14)	—
Reductions for closure of tax audits and settlements	(2)	(12)	—
Reductions for tax positions of prior years	(11)	(1)	—
(Distributions) Acquisitions	(14)	—	8
Translation adjustment	1	(4)	(3)
Balance, December 31	$11	$35	$64
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. For each of the years ended December 31, 2023, 2022 and 2021, the Company recognized approximately $1 million. The Company has an accrual of approximately $4 million and $2 million for the payment of interest and penalties at December 31, 2023 and 2022, respectively. As of December 31, 2023, approximately $15 million represents the amount that, if recognized, would affect the Company's effective income tax rate in future periods. The Company estimates that it is reasonably possible there could be a decrease of less than $1 million in unrecognized tax benefits and interest in the next 12 months related to the closure of an audit and the lapse in statute of limitations subsequent to the reporting period from certain taxing jurisdictions.
The Company and/or one of its subsidiaries files income tax returns in the U.S. federal, various state jurisdictions and various foreign jurisdictions. In certain tax jurisdictions, the Company may have more than one taxpayer. The PHINIA U.S. group will file its first U.S. federal tax return in 2024; therefore, there are not open years subject to Internal Revenue Service (IRS) audit. The Company is no longer subject to income tax examinations by tax authorities in its major tax jurisdictions as follows:

Tax jurisdiction	Years no longer subject to audit	Tax jurisdiction	Years no longer subject to audit
United Kingdom	2016 and prior	Turkey	2017 and prior
Mexico	2016 and prior	Luxembourg	2017 and prior
China	2016 and prior	Poland	2017 and prior
France	2016 and prior	Romania	2017 and prior

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of deferred tax assets and liabilities consist of the following:

	December 31,
(in millions)	2023	2022
Deferred tax assets:
Net operating loss and capital loss carryforwards	$252	$474
Interest limitation carryforwards	188	158
Accrued expenses	24	62
Pension	35	31
Employee compensation	12	6
Warranty	11	10
Unrecognized tax benefits	—	2
Other	46	15
Total deferred tax assets	$568	$758
Valuation allowances	(413)	(478)
Net deferred tax asset	$155	$280
Deferred tax liabilities:
Goodwill and intangible assets	$(51)	$(72)
Unremitted foreign earnings	(50)	(16)
Unrealized gain on equity securities	(4)	(5)
Fixed assets	(15)	(9)
Other	(29)	(67)
Total deferred tax liabilities	(149)	(169)
Net deferred taxes	$6	$111
As of December 31, 2023, certain non-U.S. operations had net operating loss carryforwards totaling $956 million available to offset future taxable income. Of the total $956 million, $924 million expire at various dates from 2024 through 2043, and the remaining $32 million have no expiration date. The Company has a valuation allowance against $929 million of certain non-U.S. net operating loss carryforwards.
The Company reviews the likelihood that the benefit of its deferred tax assets will be realized and, therefore, the need for valuation allowances on a quarterly basis. The Company assesses existing deferred tax assets, net operating loss carryforwards, and tax credit carryforwards by jurisdiction and expectations of its ability to utilize these tax attributes through a review of past, current, and estimated future taxable income and tax planning strategies. If, based upon the weight of available evidence, it is more-likely-than-not the deferred tax assets will not be realized, a valuation allowance is recorded. Due to recent restructurings, the Company concluded that the weight of the negative evidence outweighs the positive evidence in certain foreign jurisdictions. As a result, the Company believes it is more-likely-than-not that the net deferred tax assets in certain foreign jurisdictions that include entities in Luxembourg and the U.K. will not be realized in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table represents a summary of the valuation allowances against deferred tax assets as of and for the three years December 31, 2023, 2022, and 2021:

(in millions)	2023	2022	2021
Beginning balance, January 1	$478	$466	$447
Establishment of new allowances[1]	3	—	—
Net change to existing allowances[2]	60	37	27
Opening balance sheet equity/other[3]	(110)	—	—
Foreign currency translation	(18)	(25)	(8)
Ending balance, December 31	$413	$478	$466
_____________________________
1 Reflects valuation allowances initially established as a result of a change in management’s judgment regarding the realizability of deferred tax assets.
2 Reflects movements in previously established valuation allowances, which increase or decrease as the related deferred tax assets increase or decrease. Such movements occur as a result of a change in management’s judgment regarding previously established valuation allowances, remeasurement due to a tax rate change and changes in the underlying attributes of the deferred tax assets, including expiration of the attribute and reversal of the temporary difference that gave rise to the deferred tax asset.
3 Reflects movements in previously established valuation allowances primarily recorded to equity as result of the Spin-Off.
As of December 31, 2023, the Company recorded deferred tax liabilities of $50 million with respect to foreign unremitted earnings. The Company did not provide deferred tax liabilities with respect to certain book versus tax basis differences not represented by undistributed earnings of approximately $420 million as of December 31, 2023, because the Company continues to assert indefinite reinvestment of these basis differences. These basis differences would become taxable upon the sale or liquidation of the foreign subsidiaries. Based on the Company's structure, it is impracticable to determine the unrecognized deferred tax liability on these earnings. Actual tax liability, if any, would be dependent on circumstances existing when a repatriation, sale, or liquidation occurs.

NOTE 7    RECEIVABLES, NET
The table below provides details of receivables as of December 31, 2023 and 2022:

	December 31,
(in millions)	2023	2022
Receivables, net:
Customers	$658	$620
Indirect taxes	167	87
Due from Former Parent	146	142
Other	57	49
Gross receivables	1,028	898
Allowance for credit losses	(11)	(7)
Total receivables, net	$1,017	$891

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below summarizes the activity in the allowance for credit losses for the years ended December 31, 2023, 2022 and 2021:

(in millions)	2023	2022	2021
Beginning balance, January 1	$(7)	$(4)	$—
Provision	(8)	(4)	(4)
Write-offs	4	—	—
Translation adjustment and other	—	1	—
Ending balance, December 31	$(11)	$(7)	$(4)
Factoring
The Company has arrangements with various financial institutions to sell eligible trade receivables from certain customers in North America and Europe. These arrangements can be terminated at any time subject to prior written notice. The receivables under these arrangements are sold without recourse to the Company and are, therefore, accounted for as true sales. During the years ended December 31, 2023, 2022 and 2021, the Company sold $152 million, $142 million and $156 million of receivables, respectively, under these arrangements. Additionally, during the same periods, expenses of $9 million, $5 million and $3 million, respectively, were recognized within interest expense.

NOTE 8    INVENTORIES
A summary of Inventories is presented below:

	December 31,
(in millions)	2023	2022
Raw material and supplies	$286	$275
Work-in-progress	46	39
Finished goods	155	145
Inventories	$487	$459

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 9    OTHER CURRENT AND NON-CURRENT ASSETS

	December 31,
(in millions)	2023	2022
Prepayments and other current assets:
Prepaid taxes	$26	$11
Customer return assets	8	6
Prepaid software	5	—
Prepaid engineering	3	3
Deposits	3	3
Prepaid customer tooling	3	3
Prepaid insurance	3	—
Other	7	14
Total prepayments and other current assets	$58	$40

Investments and long-term receivables:
Investment in equity affiliates	$48	$44
Due from Former Parent	41	208
Long-term receivables	22	71
Investment in equity securities	4	2
Total investments and long-term receivables	$115	$325

Other non-current assets:
Operating leases (Note 21)	$63	$82
Deferred income taxes (Note 6)	61	157
Customer incentive payments	10	—
Other	28	25
Total other non-current assets	$162	$264

NOTE 10    PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is stated at cost less accumulated depreciation and amortization, and consisted of:

	December 31,
(in millions)	2023	2022
Land, land use rights and buildings	$250	$228
Machinery and equipment	1,031	936
Construction in progress	79	81
Total property, plant and equipment, gross	1,360	1,245
Less: accumulated depreciation	481	369
Property, plant and equipment, net, excluding tooling	879	876
Tooling, net of amortization	42	46
Property, plant and equipment, net	$921	$922

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 11    GOODWILL AND OTHER INTANGIBLES
The Company’s goodwill is tested for impairment annually in the fourth quarter for all reporting units, and more frequently if events or circumstances warrant such a review. The Company performed the two-step impairment testing during the fourth quarter of 2023 to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The estimated fair value was determined using a combined income and market approach. The market approach is based on market multiples (revenue and “EBITDA”, defined as earnings before interest, taxes, depreciation and amortization) and requires an estimate of appropriate multiples based on market data for comparable companies. The market valuation models and other financial ratios used by the Company require certain assumptions and estimates regarding the applicability of those models to the Company’s facts and circumstances.
The Company believes the assumptions and estimates used to determine the estimated fair value are reasonable. Different assumptions could materially affect the estimated fair value. The primary assumptions affecting the Company’s 2023 goodwill quantitative impairment review are as follows:
•Discount rates: The Company used weighted average cost of capital (“WACC”) as the discount rates for future cash flows. The WACC is intended to represent a rate of return that would be expected by a market participant.
•EBITDA margins: The Company used historical and expected EBITDA margins, which may vary based on the projections of the reporting unit being evaluated.
•Revenue growth rates: The Company used a global automotive market industry growth rate forecast adjusted to estimate its own market participation for product lines.
•Market multiples: The Company used appropriate multiples based on market data for comparable companies.
In addition to the above primary assumptions, the Company notes the following risks to volume and operating income assumptions that could have an impact on the discounted cash flow models:
•The automotive industry is cyclical, and the Company’s results of operations could be adversely affected by industry downturns.
•The automotive industry is evolving, and if the Company does not respond appropriately, its results of operations could be adversely affected.
•The Company is dependent on market segments that use its key products and could be affected by decreasing demand in those segments.
•The Company is subject to risks related to international operations.
The results of the impairment testing performed indicated that the estimated fair value of the Aftermarket reporting unit exceeded its carrying value by a considerable amount, and the estimated fair value of the Fuel Systems reporting unit exceeded its carrying value by less than 10%. It was determined that it is more likely than not that the estimated fair value of each reporting unit exceeded its respective carrying value and as such, the Company’s goodwill was not considered impaired as of the fourth quarter of 2023.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of the changes in the carrying amount of goodwill is presented in the following tables. The Company has determined that each of the reportable segments are each also a reporting unit. Refer to Note 24, “Reportable Segments and Related Information” for more information.

	2023		2022
(in millions)	Fuel Systems	Aftermarket	Fuel Systems	Aftermarket
Gross goodwill balance, January 1	$58	$545	$58	$551
Accumulated impairment losses, January 1	—	(113)	—	(113)
Net goodwill balance, January 1	$58	$432	$58	$438
Goodwill during the year:
Translation adjustment	3	6	—	(6)
Net goodwill balance, December 31	$61	$438	$58	$432
The Company’s other intangible assets, primarily from acquisitions, consist of the following:

		December 31, 2023			December 31, 2022
(in millions)	Estimated useful lives (years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Patented and unpatented technology	14 - 15	$149	$41	$108	$144	$30	$114
Customer relationships	14 - 15	268	104	164	263	85	178
Total amortized intangible assets		417	145	272	407	115	292
Unamortized trade names		145	—	145	140	—	140
Total other intangible assets		$562	$145	$417	$547	$115	$432
Amortization of other intangible assets was $28 million, $28 million and $29 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company utilizes the straight-line method of amortization recognized over the estimated useful lives of the assets. The estimated future annual amortization expense, primarily for acquired intangible assets, is $28 million for each of the years 2024 through 2028 and $132 million thereafter.
A roll forward of the gross carrying amounts and related accumulated amortization of the Company’s other intangible assets is presented below:

	Gross carrying amounts		Accumulated amortization
(in millions)	2023	2022	2023	2022
Beginning balance, January 1	$547	$558	$115	$88
Impairment[1]	—	(6)	—	(1)
Amortization	—	—	28	28
Translation adjustment	15	(5)	2	—
Ending balance, December 31	$562	$547	$145	$115
_____________________________
1    In 2022, the Company wound down its business in Russia.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 12    PRODUCT WARRANTY
The following table summarizes the activity in the product warranty accrual accounts:

(in millions)	2023	2022
Beginning balance, January 1	$60	$68
Provisions for current period sales	43	36
Adjustments of prior estimates	(2)	5
Payments	(45)	(47)
Other, primarily translation adjustment	—	(2)
Ending balance, December 31	$56	$60
The product warranty liability is classified in the Consolidated Balance Sheets as follows:

	December 31,
(in millions)	2023	2022
Other current liabilities	$30	$32
Other non-current liabilities	26	28
Total product warranty liability	$56	$60

NOTE 13    NOTES PAYABLE AND DEBT
The Company had short-term and long-term debt outstanding as follows:

	December 31,
(in millions)	2023	2022
Short-term debt
Short-term borrowings	$75	$—

Long-term debt
5.000% Senior notes due 10/1/2025 ($800 million par value)	$25	$26
Term Loan A Facility (net of $3 unamortized issuance costs)	295	—
Term Loan B Facility (net of $6 unamortized issuance costs and $15 unamortized discount)	403	—
Total long-term debt	$723	$26
Less: current portion	14	—
Long-term debt, net of current portion	$709	$26
The Company utilizes its committed revolving credit facility for short-term working capital requirements. As of December 31, 2023, the Company had $75 million in borrowings under these facilities, which are reported in Short-term borrowings and current portion of long-term debt on the Consolidated Balance Sheets.
The weighted average interest rate on short-term borrowings outstanding as of December 31, 2023 was 7.9%. The weighted average interest rate on all borrowings outstanding as of December 31, 2023 and 2022 was 8.8% and 5.0%, respectively.
Credit Agreement
On July 3, 2023, the Company entered into a $1.225 billion Credit Agreement consisting of a $500 million revolving credit facility (the “Revolving Facility”), a $300 million Term Loan A Facility (the “Term Loan A Facility”) and a $425 million Term Loan B Facility (the “Term Loan B Facility”; together with the Revolving Facility and the Term Loan

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A Facility, collectively, the “Facilities”) in connection with the Spin-Off that occurred on the same date. Subject to extension by the lenders, at their option, upon the Company’s request, the Facilities mature on July 3, 2028; provided, however, that if earlier, the Revolving Facility and the Term Loan A Facility will mature 91 calendar days prior to the scheduled maturity of the Term Loan B Facility or any refinancing or replacement thereof in an aggregate principal amount exceeding $100 million that is secured pari passu with the Revolving Facility and the Term Loan A Facility and matures on or prior to July 3, 2028.
Borrowings under the Credit Agreement bear interest at varying rates, depending on the type of loan and, in some cases, the rates of designated benchmarks and the Company’s related election. For borrowings under the Credit Agreement, the Company may choose among the following interest rates: (i) solely in the case of U.S. dollar-denominated loans, an interest rate equal to the highest of (1) the prime rate in effect from time to time, (2) the federal funds effective rate in effect from time to time plus 0.5%, (3) adjusted term Secured Overnight Financing Rate (SOFR) (which includes a 0.10% credit spread adjustment to term SOFR) for a one month interest period plus 1.00%, and (4) 1.00%, in each case plus a rate (x) with respect to the Revolving Facility and the Term Loan A Facility, ranging from 1.50% to 2.00% depending on the Company’s consolidated net leverage ratio or (y) with respect to the Term Loan B Facility, 3.00%; or (ii) an interest rate equal to (1) solely in the case of U.S. dollar-denominated loans, adjusted term SOFR, (2) solely in the case of euro-denominated loans, Euro Interbank Offered Rate (EURIBOR), or (3) solely in the case of pound sterling-denominated loans, adjusted Sterling Overnight Index Average Reference Rate (SONIA) (which includes a 0.0326% credit spread adjustment to SONIA), as applicable, in each case for the applicable interest period plus a rate (x) with respect to adjusted term SOFR for the Revolving Facility and the Term Loan A Facility, EURIBOR and SONIA, ranging from 2.50% to 3.00% depending on our consolidated net leverage ratio, and (y) with respect to adjusted term SOFR for the Term Loan B Facility, 4.00%. Additionally, the Company will pay a quarterly commitment fee based on the actual daily amount of the available Revolving Facility commitment.
Proceeds of the Term Loan A Facility and the Term Loan B Facility were used only for certain payments in connection with the Spin-Off and the Credit Agreement. Proceeds of the Revolving Facility were used for certain payments in connection with the Spin-Off and the Credit Agreement and for working capital and general corporate purposes.
As of December 31, 2023, the Company had $75 million of outstanding borrowings under the Revolving Facility. The Credit Agreement contains customary covenants relating to us and our subsidiaries concerning, among other things, investments, dispositions of assets, indebtedness, liens on assets, and dividends and other distributions. Solely in respect of the Revolving Facility and the Term Loan A Facility, the Credit Agreement also contains financial covenants requiring (i) the consolidated net leverage ratio of the Company, determined as of the end of each fiscal quarter, not to exceed 3.00 to 1.00 (or, at our election and subject to certain conditions, 3.50 to 1.00 for the period in which such election is made and the next succeeding testing period and, thereafter, 3.25 to 1.00 for the next two succeeding testing periods) and (ii) the consolidated interest coverage ratio of the Company, determined as of the end of each fiscal quarter, to be at least 3.00 to 1.00. The Company was in compliance with all covenants as of December 31, 2023.
Annual principal payments required as of December 31, 2023 are as follows:

(in millions)
2024	$14
2025	44
2026	19
2027	21
2028	724
Total payments	$822
Add: unamortized premiums, net of discount	(24)
Total	$798

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s long-term debt includes various covenants, none of which are expected to restrict future operations.
As of December 31, 2023, the estimated fair values of the Company’s Senior Notes, Term Loan A Facility and Term Loan B Facility (each as defined below) totaled $758 million, which is $35 million higher than carrying value for the same period. As of December 31, 2022, the estimated fair value of the Company’s senior unsecured notes totaled $23 million, which was $3 million lower than carrying value for the same period. Fair market values of the long-term debt are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying values of the Company’s other debt facilities approximate fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

NOTE 14    OTHER CURRENT AND NON-CURRENT LIABILITIES
Additional detail related to liabilities is presented in the table below:

	December 31,
(in millions)	2023	2022
Other current liabilities:
Customer related	$109	$96
Payroll and employee related	92	81
Income taxes payable	39	28
Product warranties (Note 12)	30	32
Accrued freight	21	13
Operating leases (Note 21)	17	18
Supplier related	14	8
Employee termination benefits (Note 3)	9	16
Other non-income taxes	8	12
Deferred engineering	6	17
Deferred income	6	3
Legal and professional fees	6	8
Notes payable and accrued interest due to Former Parent	—	99
Other	63	53
Total other current liabilities	$420	$484

Other non-current liabilities:
Deferred income taxes (Note 6)	$56	$46
Operating leases (Note 21)	49	69
Product warranties (Note 12)	26	28
Deferred income	7	—
Uncertain tax positions	15	37
Due to Former Parent	—	957
Other	12	19
Total other non-current liabilities	$165	$1,156

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 15    FAIR VALUE MEASUREMENTS
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
There were no assets and liabilities measured at fair value on a recurring basis as of December 31, 2023. The following table classifies assets and liabilities measured at fair value on a recurring basis as of December 31, 2022:

		Basis of fair value measurements
(in millions)	Balance at December 31, 2022	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique
Assets:
Foreign currency contracts	$7	$—	$7	$—	A
Liabilities:
Foreign currency contracts	$(1)	$—	$(1)	$—	A
The following tables classify the Company’s defined benefit plan assets measured at fair value on a recurring basis:

		Basis of fair value measurements
(in millions)	Balance at December 31, 2023	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique	Assets measured at NAV[1]
Fixed income securities	$414	$103	$—	$—	A	$311
Equity securities	147	128	—	11	A, C	8
Cash	54	54	—	—	A	—
Real estate and other	202	5	—	64	A, C	133
	$817	$290	$—	$75		$452

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Basis of fair value measurements
(in millions)	Balance at December 31, 2022	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique	Assets measured at NAV[1]
Fixed income securities	$365	$30	$—	$—	A	$335
Equity securities	68	55	—	—	A	13
Cash	137	137	—	—	A	—
Real estate and other	218	—	—	46	C	172
	$788	$222	$—	$46		$520
_____________________________
1 Certain assets that are measured at fair value using the Net Asset Value (NAV) per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. These amounts represent investments in commingled and managed funds that have underlying assets in fixed income securities, equity securities, and other assets.

The reconciliation of Level 3 defined benefit plans assets was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in millions)	Real estate and other	Equity
Balance, January 1, 2022	$127	$—
Purchases, sales and settlements	(93)	—
Realized gains	3	—
Unrealized gains on assets still held at the reporting date	25	—
Translation adjustment	(16)	—
Balance, December 31, 2022	$46	$—
Purchases, sales and settlements	19	10
Unrealized losses on assets still held at the reporting date	(4)	—
Translation adjustment	3	1
Balance, December 31, 2023	$64	$11
The fair value of real estate properties is estimated using an appraisal provided by the administrator of the property or infrastructure investment. The fair value of equity securities is estimated using the mark-to-model method. Management believes these are appropriate methodologies to obtain the fair value of these assets.
Refer to Note 17, “Retirement Benefit Plans,” to the Consolidated Financial Statements for more detail surrounding the defined benefit plan’s asset investment policies and strategies, target allocation percentages and expected return on plan asset assumptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 16    FINANCIAL INSTRUMENTS
The Company’s financial instruments include cash and cash equivalents, marketable securities and accounts receivable. Due to the short-term nature of these instruments, their book value approximates their fair value. The Company’s financial instruments may include long-term debt, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivative contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. An adjustment for non-performance risk is considered in the estimate of fair value in derivative assets based on the counterparty credit default swap (CDS) rate. When the Company is in a net derivative liability position, the non-performance risk adjustment is based on its CDS rate. At December 31, 2023 and 2022, the Company had no derivative contracts that contained credit-risk-related contingent features.
The Company, at times, may use certain commodity derivative contracts to protect against commodity price changes related to forecasted raw material and component purchases. The Company had no outstanding commodity contracts at December 31, 2023 and 2022.
The Company manages its interest rate risk by balancing its exposure to fixed and variable rates while attempting to optimize its interest costs. The Company, at times, selectively may use interest rate swaps to reduce risk associated with changes in interest rates (fair value hedges and cash flow hedges). At December 31, 2023 and 2022, the Company had no outstanding interest rate swaps or options.
The Company may use foreign currency forward and option contracts to protect against exchange rate movements for forecasted cash flows, including capital expenditures, purchases, operating expenses or sales transactions denominated in currencies other than the functional currency of the operating unit. In addition, the Company may use foreign currency derivative instruments to hedge exposure associated with its net investment in certain foreign operations (net investment hedges). Foreign currency derivative contracts require the Company, at a future date, to either buy or sell foreign currency in exchange for the operating units’ local currency. As of December 31, 2023, there were no outstanding currency derivative instruments. As of December 31, 2022, the United States dollar equivalent notional values of outstanding currency derivative instruments was $309 million. These amounts were primarily related to Euro and British Pound denominated hedging contracts.
At December 31, 2023 and 2022, the following amounts were recorded in the Consolidated Balance Sheets as being payable to or receivable from counterparties under ASC Topic 815, “Derivatives and Hedging”:

(in millions)	Assets			Liabilities
Derivatives designated as hedging instruments Under Topic 815:	Balance Sheet Location	December 31, 2023	December 31, 2022	Balance Sheet Location	December 31, 2023	December 31, 2022
Foreign currency	Prepayments and other current assets	$—	$7	Other current liabilities	$—	$1
Effectiveness for cash flow hedges is assessed at the inception of the hedging relationship and quarterly, thereafter. Gains and losses arising from these contracts that are included in the assessment of effectiveness are deferred in accumulated other comprehensive income (loss) (AOCI) and reclassified into income as the underlying operating transactions are recognized. The realized gains or losses offset the hedged transaction and are recorded on the same line in the statement of operations. The initial value of any component excluded from the assessment of effectiveness is recognized in income using a systematic and rational method over the life of the hedging instrument. Any difference between the change in fair value of the excluded component and amounts recognized in income under that systematic and rational method are recognized in AOCI.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
between the change in fair value of the excluded component and amounts recognized in income under that systematic and rational method is recognized in AOCI.
The table below shows deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less for designated net investment hedges. The amount expected to be reclassified to income in one year or less assumes no change in the current relationship of the hedged item at December 31, 2023 market rates.

(in millions)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract Type	December 31, 2023	December 31, 2022
Foreign currency	$(6)	$(4)	$—
Derivative instruments designated as hedging instruments as defined by ASC Topic 815 recognized in Other comprehensive income for the years ended December 31, 2023, 2022, and 2021 were a loss of $3 million, a gain of $5 million, and a loss of $2 million, respectively. No gains or losses were recorded in Net earnings for the periods presented.
The gains or losses recorded in income related to components excluded from the assessment of effectiveness for derivative instruments designated as cash flow hedges were immaterial for the periods presented.
Gains and (losses) on derivative instruments designated as net investment hedges were recognized in other comprehensive income (loss) during the periods presented below.

(in millions)	Year Ended December 31,
Net investment hedges	2023	2022	2021
Foreign currency	$(2)	$6	$(9)
Derivatives not designated as hedging instruments are used to hedge remeasurement exposures of monetary assets and liabilities denominated in currencies other than the operating units' functional currency. These derivatives resulted in the following gains (losses) recorded in income:

(in millions)		Year Ended December 31,
Contract Type	Location	2023	2022	2021
Foreign Currency	Cost of sales	$4	$(1)	$1
Foreign Currency	Selling, general and administrative expenses	$(1)	$—	$—

NOTE 17        RETIREMENT BENEFIT PLANS
The Company sponsors various defined contribution savings plans, primarily in the U.S., that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under specified conditions, the Company will make contributions to the plans and/or match a percentage of the employee contributions up to certain limits.
Prior to the Spin-Off, certain of the Company’s employees participated in defined benefit pension plans sponsored in part by BorgWarner. The Company has recorded negligible expense for the years ended December 31, 2023, 2022 and 2021, to record its allocation of pension expense related to this plan. In connection with the completion of the Spin-Off, the Company was required to assume additional defined benefit plan liabilities, along with the associated deferred costs in Accumulated other comprehensive loss.
The Company has a number of defined benefit pension plans covering eligible salaried and hourly employees and their dependents. The defined pension benefits provided are primarily based on (1) years of service and (2) average compensation or a monthly retirement benefit amount. The Company provides defined benefit pension plans in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
France, Germany, India, Japan, Mexico, Turkey, South Korea and the United Kingdom. The Company’s U.K. defined benefit plans are frozen, and no additional service cost is being accrued. The measurement date for all plans is December 31.
The following table summarizes the expenses (income) for the Company’s defined contribution and defined benefit pension plans:

	Year Ended December 31,
(in millions)	2023	2022	2021
Defined contribution expense	$14	$23	$21
Defined benefit pension expense (income)	5	(30)	(35)
Total	$19	$(7)	$(14)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following provides a roll forward of the plans’ benefit obligations, plan assets, funded status and recognition in the Consolidated Balance Sheets:

	Pension Benefits
(in millions)	2023	2022
Change in projected benefit obligation:
Projected benefit obligation, January 1	$867	$1,520
Service cost	3	2
Interest cost	45	25
Plan amendments	—	(11)
Settlement and curtailment	(2)	(2)
Actuarial loss (gain)	9	(492)
Currency translation	42	(149)
Other	1	21
Spin-Off	33	—
Benefits paid	(48)	(47)
Projected benefit obligation, December 31[1]	$950	$867
Change in plan assets:
Fair value of plan assets, January 1	$788	$1,489
Actual return on plan assets	19	(510)
Employer contribution	5	3
Settlements	(2)	(2)
Currency translation	41	(145)
Spin-Off	14	—
Benefits paid	(48)	(47)
Fair value of plan assets, December 31	$817	$788
Funded status	$(133)	$(79)
Amounts in the Consolidated Balance Sheets consist of:
Non-current assets	$—	$1
Current liabilities	(2)	(1)
Non-current liabilities	(131)	(79)
Net amount	$(133)	$(79)
Amounts in accumulated other comprehensive loss consist of:
Net actuarial loss	$40	$1
Net prior service credit	(10)	(10)
Net amount	$30	$(9)

Total accumulated benefit obligation for all plans	$932	$854
_____________________________
1 The increase in the projected benefit obligation was primarily due to currency translation during the period as well as liabilities assumed as part of the Spin-Off.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The funded status of pension plans with accumulated benefit obligations in excess of plan assets is as follows:

	December 31,
(in millions)	2023	2022
Accumulated benefit obligation	$(929)	$(852)
Plan assets	813	784
Deficiency	$(116)	$(68)
Pension deficiency by country:
United Kingdom	(71)	(38)
France	(17)	(15)
Mexico	(17)	(4)
Other	(11)	(11)
Total pension deficiency	$(116)	$(68)
The funded status of pension plans with projected benefit obligations in excess of plan assets is as follows:

	December 31,
(in millions)	2023	2022
Projected benefit obligation	$(947)	$(863)
Plan assets	813	784
Deficiency	$(134)	$(79)
Pension deficiency by country:
United Kingdom	(71)	(38)
France	(21)	(19)
Mexico	(25)	(5)
Other	(17)	(17)
Total pension deficiency	$(134)	$(79)
The weighted average asset allocations of the Company’s funded pension plans and target allocations by asset category are as follows:

	December 31,		Target Allocation
	2023	2022
Real estate, cash and other	42%	45%	20% - 60%
Fixed income securities	42%	46%	30% - 50%
Equity securities	16%	9%	10% - 30%
	100%	100%
The Company’s investment strategy is to maintain actual asset weightings within a preset range of target allocations. The Company believes these ranges represent an appropriate risk profile for the planned benefit payments of the plans based on the timing of the estimated benefit payments. In each asset category, separate portfolios are maintained for additional diversification. Investment managers are retained in each asset category to manage each portfolio against its benchmark. Each investment manager has appropriate investment guidelines. In addition, the entire portfolio is evaluated against a relevant peer group. The defined benefit pension plans did not hold any Company securities as investments as of December 31, 2023 and 2022. A portion of pension assets is invested in common and commingled trusts.
The Company expects to contribute a total of $4 million to $8 million into its defined benefit pension plans during 2024. Of the $4 million to $8 million in projected 2024 contributions, $2 million are contractually obligated, while any remaining payments would be discretionary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Refer to Note 15, “Fair Value Measurements,” to the Consolidated Financial Statements for more detail surrounding the fair value of each major category of plan assets, as well as the inputs and valuation techniques used to develop the fair value measurements of the plans’ assets at December 31, 2023 and 2022.
See the table below for a breakout of net periodic benefit (income) cost:

	Year Ended December 31,
(in millions)	2023	2022	2021
Service cost	$3	$2	$4
Interest cost	45	25	20
Expected return on plan assets	(43)	(57)	(58)
Amortization of unrecognized gain	(2)	—	—
Settlements, curtailments and other	2	—	(1)
Net periodic cost (income)	$5	$(30)	$(35)
The components of net periodic benefit cost other than the service cost component are included in Other postretirement income in the Consolidated Statements of Operations.
The Company’s weighted average assumptions used to determine the benefit obligations for its defined benefit pension plans were as follows:

	December 31,
(percent)	2023	2022
Discount rate[1]	4.98%	5.00%
Rate of compensation increase	5.49%	5.08%
________________
1 Includes 4.62% and 4.93% for the U.K. pension plans for December 31, 2023 and 2022, respectively.
The Company’s weighted average assumptions used to determine the net periodic benefit cost(income) for its defined benefit pension plans were as follows:

	Year Ended December 31,
(percent)	2023	2022	2021
Discount rate[1]	5.19%	2.07%	1.41%
Effective interest rate on benefit obligation	5.24%	1.94%	1.20%
Expected long-term rate of return on assets[2]	5.53%	4.22%	3.97%
Average rate of increase in compensation	5.03%	5.05%	3.08%
________________
1 Includes 4.93%, 1.81% and 1.34% for the U.K. pension plans for December 31, 2023, 2022 and 2021, respectively.
2 Includes 5.50%, 4.18% and 3.95% for the U.K. pension plans for December 31, 2023, 2022 and 2021, respectively.
The Company's approach to establishing the discount rate is based upon the market yields of high-quality corporate bonds, with appropriate consideration of each plan's defined benefit payment terms and duration of the liabilities. In determining the discount rate, the Company utilizes a full-yield approach in the estimation of service and interest components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company determines its expected return on plan asset assumptions by evaluating estimates of future market returns and the plans’ asset allocation. The Company also considers the impact of active management of the plans’ invested assets.
The estimated future benefit payments for the pension benefits are as follows:

(in millions)
Year	Pension Benefits
2024	$56
2025	51
2026	52
2027	55
2028	57
2029-2033	315

NOTE 18    STOCK-BASED COMPENSATION
The Company has granted restricted common stock and restricted stock units (collectively, “restricted stock”) as long-term incentive awards to employees and non-employee directors under the PHINIA Inc. 2023 Stock Incentive Plan (2023 Plan). The Company’s Board of Directors adopted the 2023 Plan in July 2023. The 2023 Plan authorizes the issuance of a total of 4.7 million shares. Approximately 4.4 million shares were available for future issuance as of December 31, 2023.
BorgWarner granted restricted stock and performance share units as long-term incentive awards to employees and non-employee directors under the BorgWarner Inc. 2018 Stock Incentive Plan (2018 Plan). BorgWarner’s Board of Directors adopted the 2018 Plan in February 2018, and the BorgWarner stockholders approved the 2018 Plan at the annual meeting of stockholders on April 25, 2018. As discussed further below, outstanding awards under the 2018 Plan were replaced with PHINIA equity awards.
Stock-based compensation expense within the consolidated financial statements for periods prior to the Spin-Off was allocated to PHINIA based on the awards and terms previously granted to PHINIA employees while part of BorgWarner and includes the cost of PHINIA employees who participated in the 2018 Plan, as well as an allocated portion of the cost of the BorgWarner corporate employee awards.
In connection with the Spin-Off, outstanding equity awards to executives and non-employee directors under the 2018 Plan were replaced with PHINIA equity awards using a formula designed to maintain the economic value of the awards immediately before and after the Spin-Off. Accordingly, the number of restricted stock underlying each unvested award outstanding as of the date of the Spin-Off was multiplied by a factor of 1.74, which resulted in no increase in the intrinsic value of awards outstanding. The replaced restricted stock awards continue to vest in accordance with their original vesting period. These replacement awards did not result in additional compensation expense to the Company.
Restricted Stock: The value of restricted stock is determined by the market value of the Company’s common stock at the date of grant. In 2023, BorgWarner granted restricted stock in the amount of approximately 200 thousand shares to employees and PHINIA granted restricted stock in the amount of approximately 250 thousand shares and 100 thousand shares to employees and non-employee directors, respectively. The value of the awards is recognized as compensation expense ratably over the restriction periods, generally two or three years for employees and one year for non-employee directors. As of December 31, 2023, there was $17 million of unrecognized compensation expense related to restricted stock that will be recognized over a weighted average period of approximately 2.0 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Restricted stock compensation expense recorded in the Consolidated Statements of Operations is as follows:

	Year Ended December 31,
(in millions, except per share data)	2023	2022	2021
Restricted stock compensation expense	$10	$9	$10
Restricted stock compensation expense, net of tax	$8	$7	$8
A summary of the status of the Company’s nonvested restricted stock for employees and non-employee directors is as follows:

	Shares subject to restriction (thousands)	Weighted average grant date fair value
Nonvested at January 1, 2021	217	$39.20
Granted	177	$43.65
Vested	(67)	$36.64
Forfeited	(37)	$46.74
Nonvested at December 31, 2021	290	$41.53
Granted	143	$44.42
Vested	(63)	$38.75
Forfeited	(40)	$44.89
Nonvested at December 31, 2022	330	$42.91
Granted	505	$33.99
Vested	(222)	$34.03
Forfeited	(49)	$45.61
Converted[1]	513
Nonvested at December 31, 2023[1]	1,077	$20.01
1 Reflects the replacement of outstanding equity awards to executives under the Former Parent Plan with PHINIA equity awards in conjunction with the Spin-Off. Outstanding equity awards to executives were multiplied by the conversion rate of 1.74.

Performance share units: BorgWarner granted performance share units to members of senior management that were scheduled to vest at the end of three-year periods based on the metrics outlined below. These awards allowed for a payout between 0% and 200% of the target performance share units based on BorgWarner’s performance against the metrics in the table below. At Spin-Off, these performance share units were replaced with PHINIA restricted stock unit awards (RSUs), based on their target performance, as agreed upon by the BorgWarner Compensation Committee considering performance through the date of the Spin-Off, and then multiplied by the conversion rate of 1.74, as discussed above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Metric	2019 - 2021 Former Parent Grants	2020 - 2022 Former Parent Grants	2021 - 2023 Former Parent Grants	2022 - 2024 Former Parent Grants	2023 - 2025 Former Parent Grants
Total stockholder return[1]	50%	33%	25%	25%	25%
Relative revenue growth[2]	50%	33%	N/A	N/A	N/A
Adjusted earnings per share[3]	N/A	33%	N/A	N/A	N/A
eProducts revenue mix[4]	N/A	N/A	50%	25%	25%
Cumulative free cash flow[5]	N/A	N/A	25%	25%	25%
eProducts revenue[6]	N/A	N/A	N/A	25%	25%
________________
1 Total stockholder return was measured based on BorgWarner’s market performance in terms of total shareholder return relative to a peer group of automotive companies.
2 Relative revenue growth was measured based on BorgWarner’s performance in terms of revenue growth relative to the vehicle market over three-year performance period.
3 Adjusted earnings per share was based on BorgWarner’s earnings per share adjusted for certain one-time items and non-operating gains and losses against a pre-defined target measured in the third year of the performance period.
4 eProducts revenue mix was based on BorgWarner’s total revenue derived from eProducts in relation to its total proforma revenue in the third year of the performance period.
5 Cumulative free cash flow was based on BorgWarner’s performance in terms of its operating cash flow, less capital expenditures, over the three-year performance period.
6 eProducts revenue was based on the amount of BorgWarner’s total revenue derived from eProducts in the third year of the performance period.
The amounts expensed and common stock issued for performance share units for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
	2023		2022		2021
	Expense (in millions)	Number of shares issued (in thousands)	Expense (in millions)	Number of shares issued (in thousands)	Expense (in millions)	Number of shares issued (in thousands)
Total Stockholder Return	$—	8	$1	—	$—	—
Other Performance-Based	1	23	1	21	1	10
Total	$1	31	$2	21	$1	10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of the status of the Company’s nonvested performance share units for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Total Stockholder Return		Other Performance-Based
	Number of shares (in thousands)	Weighted average grant date fair value	Number of shares (in thousands)	Weighted average grant date fair value
Nonvested at January 1, 2021	26	$48.28	54	$40.95
Granted	12	$70.39	37	$45.30
Vested	—	$—	(10)	$52.64
Forfeited	(7)	$73.11	—	$—
Nonvested at December 31, 2021	31	$51.65	81	$41.43
Granted	7	$66.89	21	$44.62
Vested	—	$—	(21)	$41.92
Forfeited	(15)	$54.59	(13)	$45.30
Nonvested at December 31, 2022	23	$54.42	68	$41.53
Granted	7	$79.71	22	$48.19
Vested	(10)	$28.55	(20)	$34.69
Converted[1]	(20)		(70)
Nonvested at December 31, 2023[1]	—		—
________________
1 Reflects the conversion of outstanding equity awards to executives under the Former Parent Plan into PHINIA equity awards in conjunction with the Spin-Off.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 19    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the activity within accumulated other comprehensive loss:

(in millions)	Foreign currency translation adjustments	Defined benefit pension plans	Hedge instruments	Total
Beginning Balance, January 1, 2021	$45	$(69)	$—	$(24)
Comprehensive (loss) income before reclassifications	(40)	176	(2)	134
Income taxes associated with comprehensive (loss) income before reclassifications	—	(48)	—	(48)
Ending Balance December 31, 2021	$5	$59	$(2)	$62
Comprehensive (loss) income before reclassifications	(90)	(85)	5	(170)
Income taxes associated with comprehensive (loss) income before reclassifications	—	20	—	20
Ending Balance December 31, 2022	$(85)	$(6)	$3	$(88)
Comprehensive (loss) income before reclassifications[1]	(13)	(40)	—	(53)
Income taxes associated with comprehensive (loss) income before reclassifications	—	11	—	11
Reclassification from accumulated other comprehensive (loss) income	—	2	(3)	(1)
Ending Balance December 31, 2023	$(98)	$(33)	$—	$(131)
_____________________________
1 The increase in the defined benefit postretirement plans comprehensive income before reclassifications is primarily due to actuarial gains during the period. Refer to Note 17 “Retirement Benefit Plans,” for more information.

NOTE 20    CONTINGENCIES
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

NOTE 21    LEASES AND COMMITMENTS
The Company’s lease agreements primarily consist of real estate property, such as manufacturing facilities, warehouses and office buildings, in addition to personal property, such as vehicles, manufacturing and information technology equipment. The Company determines whether a contract is or contains a lease at contract inception. The majority of the Company's lease arrangements are comprised of fixed payments, and a limited number of these arrangements include a variable payment component based on certain index fluctuations. As of December 31, 2023, a significant portion of the Company’s leases were classified as operating leases.
Generally, the Company’s operating leases have renewal options that extend the lease terms, and some include options to terminate the agreement or purchase the leased asset. The amortizable life of these assets is the lesser of its useful life or the lease term, including renewal periods reasonably assured of being exercised at lease inception.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
All leases with an initial term of 12 months or less without an option to extend or purchase the underlying asset that the Company is reasonably certain to exercise (short-term leases) are not recorded on the Consolidated Balance Sheet, and lease expense is recognized on a straight-line basis over the lease term.
The following table presents the lease assets and lease liabilities as of December 31, 2023 and 2022:

		December 31,
(in millions)		2023	2022
Assets	Balance Sheet Location
Operating leases	Other non-current assets	$63	$82
Total lease assets		$63	$82

Liabilities
Current
Operating leases	Other current liabilities	$17	$18
Non-current
Operating leases	Other non-current liabilities	49	69
Total lease liabilities		$66	$87
The following table presents lease obligations arising from obtaining leased assets for the years ended December 31, 2023 and 2022:

	December 31,
(in millions)	2023	2022	2021
Operating leases	$12	$15	$2
Total lease obligations	$12	$15	$2
The following table presents the maturity of lease liabilities as of December 31, 2023:

(in millions)	Operating leases
2024	$19
2025	17
2026	15
2027	13
2028	4
After 2028	2
Total (undiscounted) lease payments	$70
Less: Imputed interest	4
Present value of lease liabilities	$66
In the years ended December 31, 2023, 2022 and 2021, the Company recorded operating lease expense of $15 million, $18 million and $27 million, respectively.
In the years ended December 31, 2023, 2022 and 2021, the operating cash flows for operating leases were $20 million, $21 million and $24 million, respectively.
In the years ended December 31, 2023, 2022 and 2021, the Company recorded short-term lease costs of $1 million, $4 million and $5 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Finance lease liabilities and costs were immaterial for the periods presented.
ASC Topic 842 requires that the rate implicit in the lease be used if readily determinable. Generally, implicit rates are not readily determinable in the Company’s agreements, so the incremental borrowing rate is used instead for such lease arrangements. The incremental borrowing rates are determined using rates specific to the term of the lease, economic environments where lease activity is concentrated, value of lease portfolio, and assuming full collateralization of the loans. The following table presents the terms and discount rates:

	December 31,
	2023	2022
Weighted average remaining lease term (years)
Operating leases	4	5
Weighted average discount rate
Operating leases	3.0%	1.9%

NOTE 22    EARNINGS PER SHARE
The Company presents both basic and diluted earnings per share of common stock (EPS) amounts. Basic EPS is calculated by dividing net earnings by the weighted average shares of common stock outstanding during the reporting period. Diluted EPS is calculated by dividing net earnings by the weighted average shares of common stock and common stock equivalents outstanding during the reporting period.
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
The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Year Ended December 31,
(in millions except share and per share amounts)	2023	2022	2021
Basic earnings per share:
Net earnings attributable to PHINIA Inc.	$102	$262	$152
Weighted average shares of common stock outstanding	46.9	47.0	47.0
Basic earnings per share of common stock	$2.17	$5.57	$3.23

Diluted earnings per share:
Net earnings attributable to PHINIA Inc.	$102	$262	$152
Weighted average shares of common stock outstanding	46.9	47.0	47.0
Effect of stock-based compensation	0.1	—	—
Weighted average shares of common stock outstanding including dilutive shares	47.0	47.0	47.0
Diluted earnings per share of common stock	$2.17	$5.57	$3.23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 23     RELATED PARTY
Pursuant to the Spin-Off, the Former Parent ceased to be a related party to PHINIA and accordingly, no related party transactions or balances have been reported subsequent to July 3, 2023. In connection with the Spin-Off, we entered into a number of agreements with the Former Parent to govern the Spin-Off and provide a framework for the relationship between the parties going forward, including a Transition Services Agreement, Tax Matters Agreement, and certain Contract Manufacturing Agreements.
The following discussion summarizes activity between the Company and the Former Parent that occurred prior to the completion of the Spin-Off.
Allocation of General Corporate and Other Expenses
The Consolidated Statements of Operations include expenses for certain centralized functions and other programs provided and administered by the Former Parent that were charged directly to the Company prior to the Spin-Off. In addition, for purposes of preparing the financial statements on a carve-out basis, a portion of the Former Parent’s total corporate expenses was allocated to the Company. Similarly, certain centralized expenses incurred by the Company prior to the Spin-Off on behalf of subsidiaries of the Former Parent had been allocated to the Former Parent. See Note 1, “Summary of Significant Accounting Policies,” for a discussion of the methodology used to allocate corporate expenses for purposes of preparing these financial statements on a carve-out basis for periods prior to July 3, 2023.
Net corporate allocation expenses, primarily related to separation and transaction costs, in the year ended December 31, 2023 totaled $89 million, all of which were incurred prior to the Spin-Off. For the years ended December 31, 2022 and 2021, net corporate allocation expenses totaled $118 million and $84 million, respectively. These expenses were primarily included in Selling, general and administrative expenses and Other operating expense (income), net in the Consolidated Statements of Operations.
Royalty Income from Former Parent and R&D Income from Former Parent
The Company participated in royalty arrangements and provided applications testing and other R&D services to the Former Parent prior to the Spin-Off. See Note 5, “Other Operating Expense (Income), Net” for additional information.
Due from Former Parent
In the Consolidated Balance Sheets, the Company presents $142 million within Accounts receivable and $208 million within Investments and long-term receivables as of December 31, 2022. These amounts for December 31, 2022 were previously presented as Due from Former Parent, current and Due from Former Parent, non-current, respectively.
Due to Former Parent
In the Consolidated Balance Sheets, the Company presents $186 million within Accounts payable and $99 million within Other current liabilities as of December 31, 2022. These amounts for December 31, 2022 were previously presented as Due to Former Parent, current. In addition, the Company presents $957 million within Other non-current liabilities as of December 31, 2022. These amounts for December 31, 2022 were previously presented as Due to Former Parent, non-current.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Net Transfers from (to) Former Parent
Net transfers from (to) Former Parent are included within Former Parent investment in the Consolidated Statements of Changes in Equity. The components of the transfers from (to) Former Parent are as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
General financing activities	$(63)	$(175)	$(117)
Cash pooling and other equity settled balances with Former Parent	(64)	(110)	70
Related-party notes converted to equity	260	—	798
Corporate allocations	89	118	84
Research and development income from Former Parent	(2)	(11)	(10)
Total net transfers from Former Parent	$220	$(178)	$825
Exclude non-cash items:
Stock-based compensation	$(4)	$(11)	$(11)
Other non-cash activities with Former Parent, net	(16)	(33)	(15)
Related-party notes converted to equity	(260)	—	(798)
Cash pooling and intercompany financing activities with Former Parent, net	55	18	7
Total net transfers to Former Parent per Consolidated Statements of Cash Flow	$(5)	$(204)	$8

NOTE 24    REPORTABLE SEGMENTS AND RELATED INFORMATION
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
Segment Adjusted Operating Income (AOI) is the measure of segment income or loss used by the Company. Segment AOI is comprised of segment operating income adjusted for restructuring, separation and transaction costs, intangible asset amortization expense, impairment charges, other net expenses and other items not reflective of ongoing operating income or loss. The Company believes Segment AOI is most reflective of the operational profitability or loss of its reportable segments. Segment AOI excludes certain corporate costs, which primarily represent corporate expenses not directly attributable to the individual segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables show segment information and Segment AOI for the Company’s reportable segments:

2023 Segment information
	Net sales			Year-end assets	Depreciation/ amortization	Long-lived asset expenditures[1]
(in millions)	Customers	Inter-segment	Net
Fuel Systems	$2,177	$230	$2,407	$2,207	$141	$136
Aftermarket	1,323	6	1,329	1,364	28	13
Inter-segment eliminations	—	(236)	(236)	—	—	—
Total	3,500	—	3,500	3,571	169	149
Corporate[2]	—	—	—	470	1	1
Consolidated	$3,500	$—	$3,500	$4,041	$170	$150

2022 Segment information
	Net sales			Year-end assets	Depreciation/ amortization	Long-lived asset expenditures[1]
(in millions)	Customers	Inter-segment	Net
Fuel Systems	$2,072	$221	$2,293	$2,314	$142	$91
Aftermarket	1,276	8	1,284	1,348	27	16
Inter-segment eliminations	—	(229)	(229)	—	—	—
Total	3,348	—	3,348	3,662	169	107
Corporate[2]	—	—	—	412	1	—
Consolidated	$3,348	$—	$3,348	$4,074	$170	$107

2021 Segment information
	Net sales			Year-end assets	Depreciation/ amortization	Long-lived asset expenditures[1]
(in millions)	Customers	Inter-segment	Net
Fuel Systems	$2,016	$217	$2,233	$2,422	$172	$140
Aftermarket	1,211	7	1,218	1,282	29	6
Inter-segment eliminations	—	(224)	(224)	—	—	—
Total	3,227	—	3,227	3,704	201	146
Corporate[2]	—	—	—	478	3	—
Consolidated	$3,227	$—	$3,227	$4,182	$204	$146
_______________

[1] Long-lived asset expenditures include capital expenditures and tooling outlays.
[2] Corporate assets include cash and cash equivalents, investments and long-term receivables, and deferred income taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Segment AOI

	Year Ended December 31,
(in millions)	2023	2022	2021
Fuel Systems	$215	$252	$227
Aftermarket	196	191	149
Segment AOI	411	443	376
Corporate, including stock-based compensation	64	79	116
Royalty income from Former Parent	(17)	(31)	(22)
Intangible asset amortization expense	28	28	29
Separation and transaction costs	80	31	7
Restructuring expense (Note 3)	12	11	55
Asset impairments, write offs and lease modifications	—	5	17
Other non-comparable items	3	2	—
Equity in affiliates’ earnings, net of tax	(10)	(11)	(7)
Interest expense	56	20	35
Interest income	(13)	(6)	(1)
Other postretirement expense (income)	2	(32)	(39)
Earnings before income taxes and noncontrolling interest	206	347	186
Provision for income taxes	104	85	33
Net earnings	102	262	153
Net earnings attributable to the noncontrolling interest, net of tax	—	—	1
Net earnings attributable to PHINIA Inc.	$102	$262	$152
Geographic Information
During the years ended December 31, 2023, 2022 and 2021, approximately 71%, 73% and 78% of the Company’s consolidated net sales were outside the U.S., respectively, attributing sales to the location of production rather than the location of the customer. Outside the United States, no countries other than those presented below exceeded 5% of consolidated net sales during the years ended December 31, 2023, 2022, and 2021. The Company’s investments in equity securities are excluded from the definition of long-lived assets, as are goodwill and certain other non-current assets.

	Net sales			Long-lived assets
(in millions)	2023	2022	2021	2023	2022	2021
United States	$1,032	$916	$707	$138	$154	$144
Europe:
United Kingdom	712	650	653	175	169	181
Romania	238	219	256	139	136	143
France	139	156	207	59	60	74
Poland	180	156	171	55	51	49
Other Europe	156	124	142	45	43	51
Total Europe	1,425	1,305	1,429	473	459	498
China	503	606	642	203	224	267
Mexico	282	287	244	53	38	37
Other foreign	258	234	205	54	49	44
Total	$3,500	$3,348	$3,227	$921	$924	$990

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Sales to Major Customers
Consolidated net sales to General Motors Company (including its subsidiaries) were approximately 16% and 12% for the years ended December 31, 2023 and 2022, respectively. Such sales consisted of a variety of products to a variety of customer locations and regions. No other single customer accounted for more than 10% of consolidated net sales in any of the years presented.
Sales by Product Line
Sales of products for commercial vehicle and industrial applications represented approximately 25%, 27% and 23% of consolidated net sales for the years ended December 31, 2023, 2022 and 2021, respectively. Sales of products for light vehicles represented approximately 44%, 46% and 46% of consolidated net sales for the years ended December 31, 2023, 2022 and 2021, respectively. Sales of aftermarket products represented approximately 31%, 27%, and 31% of consolidated net sales for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 25    OPERATING CASH FLOWS AND OTHER SUPPLEMENTAL FINANCIAL INFORMATION

	Year Ended December 31,
(in millions)	2023	2022	2021
OPERATING
Net earnings	$102	$262	$153
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and tooling amortization	143	142	175
Intangible asset amortization	28	28	29
Restructuring expense, net of cash paid	—	5	42
Stock-based compensation expense	10	11	11
Asset impairments	—	5	14
Deferred income tax provision (benefit)	32	25	(56)
Other non-cash adjustments	(7)	3	10
Adjustments to reconcile net earnings to net cash provided by operating activities	308	481	378

Changes in assets and liabilities, excluding foreign currency translation adjustments:
Receivables	79	(103)	16
Inventories	(4)	(60)	(84)
Prepayments and other current assets	(5)	12	(4)
Accounts payable and other current liabilities	(95)	16	(96)
Prepaid taxes and income taxes payable	—	31	9
Other assets and liabilities	(26)	(69)	(69)
Retirement plan contributions	(7)	(5)	(3)
Net cash provided by operating activities	$250	$303	$147

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
Interest, net	$26	$13	$14
Income taxes, net of refunds	$88	$51	$38
Non-cash investing transactions:
Period end accounts payable related to property, plant and equipment purchases	$48	$67	$44

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 26    INTERIM FINANCIAL INFORMATION (UNAUDITED)
While preparing the Company’s consolidated financial statements for the year ended December 31, 2023, the Company identified a cross-currency intercompany loan that was contributed to equity as part of the legal entity step plan that covered the tax and legal transactions needed to complete the separation at the date of the Spin-Off. The loan was not appropriately accounted for as it remained recorded on the Company’s general ledger at the date of the Spin-Off. As a result, a foreign currency gain was improperly recorded through Selling, general and administrative expenses within the Statement of Operations for the three and nine months ended September 30, 2023. Further, there was an offsetting foreign currency cash pool liability intended to compensate for the remeasurement of the intercompany loan that remained outstanding at September 30, 2023. As the foreign currency loss related to this liability was related to the Spin-Off, it should have been recorded in Other operating expense (income), net, therefore it was misclassified within the Statement of Operations for the three and nine months ended September 30, 2023. The Company evaluated the errors and concluded that the errors were not material to its previously issued condensed consolidated financial statements. To correct the immaterial errors, the Company will revise the previously reported interim financial information in conjunction with the issuance of its quarterly report on Form 10-Q for the quarter ended September 30, 2024. The errors had no impact on the consolidated financial statements as of and for the fiscal year ended December 31, 2023.
The following table sets forth unaudited quarterly financial information for the years ended December 31, 2023 and 2022 reflecting the revision discussed above.

	2023				2022
(in millions, except per share amounts)	Mar-31	Jun-30	Sep-30	Dec-31	Mar-31	Jun-30	Sep-30	Dec-31
Net sales	$835	$887	$896	$882	$842	$796	$859	$851
Gross profit	172	189	177	186	174	158	201	188
Selling, general and administrative expenses	99	103	104	107	100	101	100	106
Other operating expense (income), net	$15	$30	$27	$(2)	$3	$8	$(10)	$(5)
Operating income	58	56	46	81	71	49	111	87
Earnings before income taxes	58	56	30	62	78	54	121	94
Net earnings (loss)	$35	$35	$(1)	$33	$57	$41	$89	$75

Earnings (loss) per share - basic	$0.74	$0.74	$(0.02)	$0.71	$1.21	$0.87	$1.89	$1.60
Earnings (loss) per share - diluted	$0.74	$0.74	$(0.02)	$0.70	$1.21	$0.87	$1.89	$1.60

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The tables below reflect the impact of the revisions on the unaudited quarterly financial information:

Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(in millions, except per share amounts)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Selling, general and administrative expenses	$104	$—	$104	$306	$—	$306
Other operating expense (income), net	15	12	27	60	12	72
Operating income	58	(12)	46	172	(12)	160
Earnings before income taxes	42	(12)	30	156	(12)	144
Net earnings (loss)	11	(12)	(1)	81	(12)	69
Earnings (loss) per share - basic	$0.24	$(0.26)	$(0.02)	$1.72	$(0.26)	$1.46
Earnings (loss) per share - diluted	$0.24	$(0.26)	$(0.02)	$1.72	$(0.26)	$1.46

Condensed Consolidated Statements of Comprehensive (Loss) Income

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(in millions)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net earnings (loss)	$11	$(12)	$(1)	$81	$(12)	$69
Other comprehensive loss
Foreign currency translation adjustments	(58)	12	(46)	(28)	12	(16)
Total other comprehensive loss	(61)	12	(49)	(34)	12	(22)

Condensed Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2023
(in millions)	As Previously Reported	Adjustment	As Revised
Net earnings (loss)	$81	$(12)	$69
Other non-cash adjustments	(1)	12	11

Condensed Consolidated Balance Sheet

	September 30, 2023
(in millions)	As Previously Reported	Adjustment	As Revised
Retained Deficit	$(1)	$(12)	$(13)
Accumulated other comprehensive loss	(122)	12	(110)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.
The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. The Company’s disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of December 31, 2023, the end of the period covered by this Form 10-K report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.
Remediation of Previously Reported Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As previously disclosed, the Company did not design and maintain effective controls over the determination and review of the calculation of cumulative translation adjustment in the Company’s combined financial statements prepared on a carve-out basis. This material weakness resulted in a material adjustment to Accumulated other comprehensive income (loss) and Parent company investment at December 31, 2021, and Other comprehensive income (loss) for the years ended December 31, 2021 and 2020, all of which were recorded prior to the issuance of the combined financial statements.
During 2023, the Company took steps to enhance our internal control over financial reporting in response to the material weakness. Subsequent to the Spin-Off, the Company ceased preparing its financial statements on a carve-out basis and moved to a system-based calculation of cumulative translation adjustment. As of December 31, 2023, the Company had tested the effectiveness of the systematic control activities around the calculation of cumulative translation adjustment and concluded that the previously reported material weakness had been remediated.
Management’s Report on Internal Control Over Financial Reporting
This Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.    Other Information
Trading Arrangements
None of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended December 31, 2023.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Information regarding our directors, director nominees, changes to the procedures by which security holders may recommend nominees to our Board of Directors, and the Audit Committee and its financial experts will appear in the Company’s proxy statement for its 2024 Annual Meeting of Stockholders (Proxy Statement) under the headings “Proposal 1: Election of Directors,” “Our Director Nominees,” “Board Committees,” “Compensation Committee Report” and “Code of Ethical Conduct,” and is incorporated herein by reference.
Information regarding our executive officers is set forth under the heading “Information About Our Executive Officers” in Part I of this Form 10-K, which is incorporated herein by reference.
Code of Ethical Conduct
The Company maintains a Code of Ethical Conduct that is applicable to all directors, officers, and employees of the Company, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code of Ethical Conduct is posted on the Company’s website at investors.phinia.com. The Company intends to disclose any amendments to, or waivers from, a provision of the Code of Ethical Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions on its website at investors.phinia.com.

Item 11.    Executive Compensation
Information regarding director and executive compensation will appear in the Company’s Proxy Statement under the headings “Non-Employee Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis” and “Executive Compensation Tables,” and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management. related stockholders matters, and the Company’s equity compensation plans will appear in the Company’s Proxy Statement under the headings “Beneficial Ownership of Company Stock” and “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related party transactions and director independence that will appear in the Company’s Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Director Independence” and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services
Information regarding principal accountant fees and services will appear in the Company’s Proxy Statement under the heading “Independent Auditor’s Fees” and is incorporated herein by reference.

PART IV
Item 15.    Exhibit and Financial Statement Schedules
The information required by Section (a)(3) of Item 15 is set forth on the Exhibit Index that precedes the Signatures page of this Form 10-K. The information required by Section (a)(1) of Item 15 is set forth above in Item 8, Financial Statements and Supplementary Data. All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

Item 16.    Form 10-K Summary
Not applicable.

Exhibit Index

2.1	Separation and Distribution Agreement, dated as of July 2, 2023, by and between BorgWarner and the Company (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on July 7, 2023)
3.1	Amended and Restated Certificate of Incorporation of PHINIA Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on June 30, 2023)
3.2	Amended and Restated By-Laws of PHINIA Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on June 30, 2023)
4.1	Description of Securities*
10.1	Transition Services Agreement, dated as of July 2, 2023, by and between BorgWarner and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 7, 2023)
10.2	Tax Matters Agreement, dated as of July 2, 2023, by and between BorgWarner and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on July 7, 2023)
10.3	Employee Matters Agreement, effective as of July 2, 2023, by and between BorgWarner and the Company (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on July 7, 2023)
10.4
Intellectual Property Cross-License Agreement, dated as of June 30, 2023, by and among BorgWarner, Delphi Technologies IP Limited, PHINIA Technologies, Inc. and BorgWarner Luxembourg Operations S.A.R.L (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on July 7, 2023)

10.5
Electronics Collaboration Agreement, dated as of July 2, 2023, by and between BorgWarner PDS (USA) Inc. and PHINIA Technologies Inc (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed on July 7, 2023)

10.6
Contract Manufacturing Agreement, dated as of July 2, 2023, by and between BorgWarner Propulsion Systems LLC, BorgWarner Luxembourg Operations SARL and BorgWarner Propulsion II LLC (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed on July 7, 2023)

10.7
Contract Manufacturing Agreement, dated as of July 2, 2023, by and between BorgWarner (Shanghai) Automobile Fuel Systems Co., Ltd. and BorgWarner Automotive Components (Ningbo), Co., Ltd (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed on July 7, 2023)

10.8
Contract Manufacturing Agreement, dated as of July 2, 2023, by and between BorgWarner (Shanghai) Automobile Fuel Systems Co., Ltd. and BorgWarner Poland sp. z o.o (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K filed on July 7, 2023)

10.9
Contract Manufacturing Agreement, dated as of July 2, 2023, by and between BorgWarner (Shanghai) Automobile Fuel Systems Co., Ltd. and BorgWarner Automotive Components (Ningbo), Co. Ltd. (incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K filed on July 7, 2023)

10.10
Contract Manufacturing Agreement, dated as of July 2, 2023, by and between BorgWarner eMobility Poland sp. z o.o and BorgWarner Mobility Poland sp. z o.o. (incorporated by reference to Exhibit 10.10 of the Company’s Form 8-K filed on July 7, 2023)

10.11
ECU Supply Agreement, dated as of July 2, 2023, by and between BorgWarner Singapore Holdings Pte. Ltd. and BorgWarner France SAS (incorporated by reference to Exhibit 10.11 of the Company’s Form 8-K filed on July 7, 2023)

10.12
ECU Supply Agreement, dated as of July 2, 2023, by and between BorgWarner Singapore Holdings Pte. Ltd. and BorgWarner India Private Limited (incorporated by reference to Exhibit 10.12 of the Company’s Form 8-K filed on July 7, 2023)

10.13
ECU Supply Agreement, dated as of July 2, 2023, by and between BorgWarner Singapore Holdings Pte. Ltd. and BorgWarner Fuel Systems (Yantai) Co., Ltd. (incorporated by reference to Exhibit 10.13 of the Company’s Form 8-K filed on July 7, 2023)

10.14
ECU Supply Agreement, dated as of July 2, 2023, by and between BorgWarner PowerDrive Systems (Suzhou) Co., Ltd. and BorgWarner (Shanghai) Automobile Fuel Systems Co., Ltd. (incorporated by reference to Exhibit 10.14 of the Company’s Form 8-K filed on July 7, 2023)

10.15
ECU Supply Agreement, dated as of July 2, 2023, by and between BorgWarner PowerDrive Systems (Suzhou) Co., Ltd. and BorgWarner Fuel Systems (Yantai) Co., Ltd. (incorporated by reference to Exhibit 10.15 of the Company’s Form 8-K filed on July 7, 2023)

10.16
ECU Supply Agreement, dated as of July 2, 2023, by and between BorgWarner PowerDrive Systems (Suzhou) Co., Ltd. and BorgWarner Industria E Comercio Brasil Ltda (incorporated by reference to Exhibit 10.16 of the Company’s Form 8-K filed on July 7, 2023)

10.17
Credit Agreement, dated as of July 3, 2023, by and among the Company, as borrower, the other loan parties from time to time party thereto, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, a swingline lender and an L/C issuer, and the other swingline lenders and L/C issuers from time to time party thereto (incorporated by reference to Exhibit 10.17 of the Company’s Form 8-K filed on July 7, 2023)

10.18	PHINIA Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 filed on June 30, 2023)+
10.19
Form of Restricted Stock Agreement for Non-Employee Directors under the PHINIA Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 of the Company’s Form 10-Q filed on August 7, 2023)+

10.20
Form of Conversion Award Restricted Stock Agreement for Employees under the PHINIA Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.18 of the Company’s Form 10-Q filed on November 6, 2023)+

10.21
Form of Conversion Award Stock Unit Award Agreement for U.S. Employees under the PHINIA Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 of the Company's Form 10-Q filed on November 6, 2023)+

10.22
Form of Conversion Award Stock Unit Award Agreement for Non-U.S. Employees under the PHINIA Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 of the Company's Form 10-Q filed on November 6, 2023)+

10.23	Form of Restricted Stock Agreement for Employees under the PHINIA Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 of the Company's Form 10-Q filed on November 6, 2023)+
10.24	Form of Stock Unit Award Agreement for U.S. Employees under the PHINIA Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 of the Company's Form 10-Q filed on November 6, 2023)+
10.25
Form of Stock Unit Award Agreement for Non-U.S. Employees under the PHINIA Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 of the Company's Form 10-Q filed on November 6, 2023)+

10.26	PHINIA Inc. Management Incentive Bonus Plan (incorporated by reference to Exhibit 10.20 of the Company’s Form 10-Q filed on August 7, 2023)+
10.27	Form of Change of Control Employment Agreement*+
10.28	Amendment to Form of Change of Control Agreement*+
10.29	PHINIA Inc. Amended and Restated Retirement Savings Excess Benefit Plan*+
21.1	Subsidiaries of the Company*
23.1	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm*
24.1	Powers of Attorney*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer**
32.2	Section 1350 Certification of Chief Financial Officer**
97.1	PHINIA Inc. Compensation Recovery Policy*+*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
____________
Certain schedules, exhibits, and appendices have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of any omitted schedule, exhibit, or appendix to the SEC upon request.
*    Filed herewith
**    Furnished herewith
+     Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHINIA INC.

By:	/s/ Brady D. Ericson
Brady D. Ericson
President and Chief Executive Officer, Director (Principal Executive Officer)
Date: February 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated on the 28th day of February, 2024.

Signature	Title

/s/ Brady D. Ericson	President and Chief Executive Officer, Director
Brady D. Ericson	(Principal Executive Officer)

/s/ Chris P. Gropp	Vice President and Chief Financial Officer
Chris P. Gropp	(Principal Financial Officer)

/s/ Samantha M. Pombier	Vice President and Controller
Samantha M. Pombier	(Principal Accounting Officer)

/s/ Rohan S. Weerasinghe
Rohan S. Weerasinghe	Non-Executive Chair and Director

/s/ Samuel R. Chapin
Samuel R. Chapin	Director

/s/ Robin Kendrick
Robin Kendrick	Director

/s/ Latondra Newton
Latondra Newton	Director

/s/ D’aun Norman
D’aun Norman	Director

/s/ Roger J. Wood
Roger J. Wood	Director