Form 10-Q
period 2024-03-31
PHINIA INC.
filed 2024-04-25
CIK 1968915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 19, 2024, the registrant had 45,682,984 shares of voting common stock outstanding.

PHINIA INC.
FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PHINIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$325	$365
Receivables, net	1,023	1,017
Inventories	489	487
Prepayments and other current assets	80	58
Total current assets	1,917	1,927

Property, plant and equipment, net	888	921
Investments and long-term receivables	120	115
Goodwill	491	499
Other intangible assets, net	403	417
Other non-current assets	159	162
Total assets	$3,978	$4,041

LIABILITIES AND EQUITY
Short-term borrowings and current portion of long-term debt	$90	$89
Accounts payable	612	639
Other current liabilities	420	420
Total current liabilities	1,122	1,148

Long-term debt	706	709
Retirement-related liabilities	133	132
Other non-current liabilities	167	165
Total liabilities	2,128	2,154

Commitments and contingencies (Note 15)

Common stock	1	1
Additional paid-in capital	2,018	2,031
Retained earnings	26	9
Accumulated other comprehensive loss	(153)	(131)
Treasury stock	(42)	(23)
Total equity	1,850	1,887
Total liabilities and equity	$3,978	$4,041
See accompanying Notes to Condensed Consolidated Financial Statements.

PHINIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per share amounts)	2024	2023
Net sales	$863	$835
Cost of sales	671	663
Gross profit	192	172

Selling, general and administrative expenses	104	99
Other operating expense, net	17	15
Operating income	71	58

Equity in affiliates’ earnings, net of tax	(3)	(3)
Interest expense	22	6
Interest income	(4)	(3)
Earnings before income taxes	56	58

Provision for income taxes	27	23

Net earnings	$29	$35

Earnings per share — basic	$0.63	$0.75

Earnings per share— diluted	$0.62	$0.75

Weighted average shares outstanding:
Basic	46.1	47.0
Diluted	46.5	47.0
See accompanying Notes to Condensed Consolidated Financial Statements.

PHINIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in millions)	2024	2023
Net earnings	$29	$35

Other comprehensive (loss) income
Foreign currency translation adjustments(1)	(21)	20
Defined benefit pension plans(1)	(1)	(1)
Hedge instruments(1)	—	2
Total other comprehensive (loss) income	(22)	21

Comprehensive income	$7	$56
_____________
(1) Net of income taxes.
See accompanying Notes to Condensed Consolidated Financial Statements.

PHINIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2024	2023
OPERATING
Net earnings	$29	$35
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and tooling amortization	34	34
Intangible asset amortization	7	7
Restructuring expense, net of cash paid	2	3
Stock-based compensation expense	4	1
Deferred income tax expense	4	8
Other non-cash adjustments, net	2	(8)
Changes in assets and liabilities, excluding foreign currency translation adjustments:
Receivables	(36)	(36)
Inventories	(6)	(29)
Prepayments and other current assets	(13)	1
Accounts payable and other current liabilities	6	(43)
Prepaid taxes and income taxes payable	12	24
Other assets and liabilities	(14)	(29)
Retirement benefit plan contributions	—	(1)
Net cash provided by (used in) operating activities	31	(33)
INVESTING
Capital expenditures, including tooling outlays	(43)	(38)
Proceeds from asset disposals and other, net	1	—
Net cash used in investing activities	(42)	(38)
FINANCING
Repayments of debt, including current portion	(3)	—
Dividends paid to PHINIA stockholders	(12)	—
Payments for purchase of treasury stock	(23)	—
Payments for stock-based compensation items	(3)	—
Cash outflows related to debt due to former parent	—	(100)
Cash inflows related to debt due from former parent	—	30
Net transfers to former parent	—	67
Net cash used in financing activities	(41)	(3)
Effect of exchange rate changes on cash	12	4
Net decrease in cash and cash equivalents	(40)	(70)
Cash and cash equivalents at beginning of year	365	251
Cash and cash equivalents at end of period	$325	$181

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
Interest, net	$14	$—
Income taxes, net of refunds	$18	$1
See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

INTRODUCTION
The accompanying Condensed Consolidated Financial Statements and notes present the condensed consolidated statements of operations, balance sheets, and cash flows of PHINIA Inc. (PHINIA or the Company). PHINIA is a leader in the development, design and manufacture of integrated components and systems that optimize performance, increase efficiency and reduce emissions in combustion and hybrid propulsion for commercial vehicles and industrial applications (medium-duty and heavy-duty trucks, buses and other off-highway construction, marine, agricultural and industrial applications) and light vehicles (passenger cars, trucks, vans and sport-utility vehicles). The Company is a global supplier to most major original equipment manufacturers (OEMs) seeking to meet and exceed increasingly stringent global regulatory requirements and satisfy consumer demands for an enhanced user experience. Additionally, the Company offers a wide range of original equipment service (OES) solutions and remanufactured products as well as an expanded range of products for the independent (non-OEM) aftermarket.
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

NOTE 1     BASIS OF PRESENTATION
Prior to the Spin-Off on July 3, 2023, the historical financial statements of PHINIA were prepared on a stand-alone combined basis and were derived from BorgWarner’s consolidated financial statements and accounting records as if the Fuel Systems and Aftermarket businesses of BorgWarner had been part of PHINIA for all periods presented. Accordingly, for periods prior to July 3, 2023, our financial statements are presented on a combined basis and for the periods subsequent to July 3, 2023 are presented on a consolidated basis (all periods hereinafter are referred to as “consolidated financial statements”). The Company's Condensed Consolidated Financial Statements were prepared in accordance with accounting principles in the United States of America (U.S. GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements were condensed or omitted as permitted by such rules and regulations. In the opinion of management, all normal recurring adjustments necessary for a fair statement of results have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The balance sheet as of December 31, 2023 was derived from the audited financial statements as of that date. Certain amounts for the prior periods presented were reclassified to conform to the current period presentation. The Company has also corrected for certain immaterial errors that impacted balance sheet footnote disclosures as of December 31, 2023.

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
A portion of BorgWarner’s total corporate expenses were allocated to the Company for services rendered by BorgWarner prior to the Spin-Off. These expenses included the cost of corporate functions and resources, including, but not limited to, executive management, finance, accounting, legal, human resources, research and development and sales. Additionally, a portion of the Company’s corporate expenses were allocated to BorgWarner for charges incurred related to subsidiaries of BorgWarner historically supported by the Company, primarily related to information technology. These expenses were allocated based on direct usage when identifiable or, when not directly identifiable, on the basis of proportional net revenues, legal entities, headcount or weighted-square footage, as applicable. The Company considers the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to, or the benefit received by, both the Company and BorgWarner during the periods presented. However, the allocations may not reflect the expenses the Company would have incurred if the Company had been a standalone company for the periods presented prior to July 3, 2023. For the three months ended March 31, 2023, net corporate allocation expenses totaled $35 million. Corporate allocation expenses were primarily included in Selling, general and administrative expenses.
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
Generally, revenue is recognized upon shipment or delivery; however, a limited number of the Company’s customer arrangements for its highly customized products with no alternative use provide the Company with the right to payment during the production process. As a result, for these limited arrangements, revenue is recognized as goods are produced and control transfers to the customer using the input cost-to-cost method. The Company recorded a contract asset of $2 million and $1 million at March 31, 2024 and December 31, 2023, respectively, for these arrangements. These amounts are reflected in Prepayments and other current assets in the Company’s Condensed Consolidated Balance Sheets.
In limited instances, certain customers have provided payments in advance of receiving related products, typically at the onset of an arrangement prior to the beginning of production. As of March 31, 2024, the balance of contract liabilities was $7 million, all of which was recorded in Other non-current liabilities. As of December 31, 2023, the balance of contract liabilities was $7 million, of which $6 million was reflected in Other current liabilities and $1 million was reflected as Other non-current liabilities. These amounts are reflected as revenue over the term of the arrangement (typically three to seven years) as the underlying products are shipped and represent the Company’s remaining performance obligations as of the end of the period.

The following table represents a disaggregation of revenue from contracts with customers by reportable segment and region for the three months ended March 31, 2024 and 2023. Refer to Note 18, “Reportable Segments And Related Information” to the Condensed Consolidated Financial Statements, for more information.

	Three Months Ended March 31, 2024
(In millions)	Fuel Systems	Aftermarket	Total
Americas	$187	$192	$379
Europe	227	125	352
Asia	113	19	132
Total	$527	$336	$863

	Three Months Ended March 31, 2023
(In millions)	Fuel Systems	Aftermarket	Total
Americas	$167	$198	$365
Europe	223	112	335
Asia	119	16	135
Total	$509	$326	$835

NOTE 3     RESEARCH AND DEVELOPMENT COSTS
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
The following table presents the Company’s gross and net expenditures on R&D activities:

	Three Months Ended March 31,
(in millions)	2024	2023
Gross R&D expenditures	$52	$49
Customer reimbursements	(25)	(20)
Net R&D expenditures	$27	$29

NOTE 4     OTHER OPERATING EXPENSE, NET
Items included in Other operating expense, net consist of:

	Three Months Ended March 31,
(in millions)	2024	2023
Separation and transaction costs	$17	$18
Restructuring	2	4
Royalty income from Former Parent	—	(5)
R&D income from Former Parent	—	(1)
Other operating income, net	(2)	(1)
Other operating expense, net	$17	$15
Separation and transaction costs: During the three months ended March 31, 2024 and 2023, the Company recorded separation and transaction costs of $17 million and $18 million, respectively, primarily related to professional fees and other costs associated with the separation of the Company.
Restructuring: The Company recorded $2 million and $4 million of restructuring costs for individually approved restructuring actions that primarily related to reductions in headcount in the three months ended March 31, 2024 and 2023, respectively, in the Fuel Systems segment.
Royalty income from Former Parent: The Company participated in royalty arrangements with BorgWarner businesses prior to the Spin-Off, which involved the licensing of the Delphi Technologies trade name and product-related intellectual properties.
R&D income from Former Parent: The Company provided application testing and other R&D services for other BorgWarner businesses prior to the Spin-Off.
NOTE 5 INCOME TAXES
The Company’s provision for income taxes is based upon an estimated annual effective tax rate for the year applied to domestic and foreign income. On a quarterly basis, the annual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.

The Company’s effective tax rate for the three months ended March 31, 2024 and 2023 was 48% and 39%, respectively. The effective tax rate for the three months ended March 31, 2024 increased as compared to the prior year as a result of a change in the jurisdictional mix of pre-tax earnings as well as releases of unrecognized tax benefit reserves that occurred in the three months ended March 31, 2023 that did not occur in the three months ended March 31, 2024.

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

For periods ended on or prior to July 3, 2023, the Company’s operations have been included in Former Parent’s U.S. federal consolidated tax return, certain foreign tax returns, and certain state tax returns. For the purposes of these financial statements, the Company’s income tax provision was computed as if the Company filed separate tax returns (i.e., as if the Company had not been included in the consolidated income tax return group with the Former Parent). The separate return method applies ASC 740 to the Condensed Consolidated Financial Statements of each member of a consolidated tax group as if the group member were a separate taxpayer. As a result, actual tax transactions included in the consolidated financial statements of the Former Parent may not be included in these Condensed Consolidated

Financial Statements. Further, the Company’s tax results as presented in the Condensed Consolidated Financial Statements may not be reflective of the results that the Company expects to generate in the future. Also, the tax treatment of certain items reflected in the Condensed Consolidated Financial Statements may not be reflected in the Consolidated Financial Statements and tax returns of the Former Parent. Items such as net operating losses, other deferred taxes, income taxes payable, liabilities for uncertain tax positions and valuation allowances may exist in the Consolidated Financial Statements that may or may not exist in the Former Parent’s Consolidated Financial Statements.

For periods subsequent to July 3, 2023, these items are reported based on tax filings and tax attributes of the Company’s legal entities. Indemnification assets and liabilities have been reported for amounts payable to or recoverable from the Former Parent under the Tax Matters Agreement for taxes associated with the period prior to the Spin-Off. The Tax Matters Agreement generally governs the Company’s and the Former Parent’s respective rights, responsibilities and obligations after the distribution with respect to taxes for any tax period ending on or before the distribution date, as well as tax periods beginning before and ending after the distribution date. Generally, the Former Parent is liable for all pre-distribution U.S. income taxes, foreign income taxes, certain non-income taxes attributable to the company’s business, and liabilities for taxes that were incurred as a result of restructuring activities undertaken to effectuate the separation. The Company is generally liable for all other taxes attributable to its business.

The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which the Company operates have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. The Company does not expect Pillar 2 to have a material impact on its effective tax rate or its consolidated results of operation, financial position or cash flows.

NOTE 6     INVENTORIES
A summary of Inventories is presented below:

(in millions)	March 31, 2024	December 31, 2023
Raw material and supplies	$264	$286
Work-in-progress	51	46
Finished goods	174	155
Inventories	$489	$487

NOTE 7     OTHER CURRENT AND NON-CURRENT ASSETS

(in millions)	March 31, 2024	December 31, 2023
Prepayments and other current assets:
Prepaid taxes	$36	$26
Prepaid software	12	5
Customer return assets	8	8
Prepaid engineering	6	3
Prepaid customer tooling	4	3
Deposits	3	3
Prepaid insurance	2	3
Other	9	7
Total prepayments and other current assets	$80	$58

Investments and long-term receivables:
Long-term receivables	$50	$46
Investment in equity affiliates	49	48
Due from Former Parent	17	17
Investment in equity securities	4	4
Total investments and long-term receivables	$120	$115

Other non-current assets:
Deferred income taxes	$61	$61
Operating leases	59	63
Customer incentive payments	10	10
Other	29	28
Total other non-current assets	$159	$162

NOTE 8     GOODWILL AND OTHER INTANGIBLES
During the fourth quarter of each year, the Company assesses its goodwill and indefinite-lived intangibles assigned to each of its reporting units for impairment by either performing a qualitative assessment or a quantitative analysis. No events or circumstances were noted in the first three months of 2024 requiring additional assessment or testing.
A summary of the components in the carrying amount of goodwill as of March 31, 2024 and December 31, 2023 is as follows:

(in millions)	Fuel Systems	Aftermarket	Total
Gross goodwill balance, December 31, 2023	$61	$551	$612
Accumulated impairment losses	—	(113)	(113)
Net goodwill balance, December 31, 2023	$61	$438	$499
Goodwill during the period:
Translation adjustment	(2)	(6)	(8)
Net goodwill balance, March 31, 2024	$59	$432	$491

The Company’s other intangible assets, primarily from acquisitions, consist of the following:

		March 31, 2024			December 31, 2023
(in millions)	Estimated useful lives (years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Patented and unpatented technology	14 - 15	$146	$43	$103	$149	$41	$108
Customer relationships	14 - 15	265	107	158	268	104	164
Total amortized intangible assets		411	150	261	417	145	272
Unamortized trade names		142	—	142	145	—	145
Total other intangible assets		$553	$150	$403	$562	$145	$417

NOTE 9     PRODUCT WARRANTY
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
The following table summarizes the activity in the product warranty accrual accounts:

(in millions)	2024	2023
Beginning balance, January 1	$56	$60
Provisions for current period sales	9	8
Payments	(10)	(13)
Ending balance, March 31,	$55	$55
The product warranty liability is classified in the Condensed Consolidated Balance Sheets as follows:

(in millions)	March 31, 2024	December 31, 2023
Other current liabilities	$32	$30
Other non-current liabilities	23	26
Total product warranty liability	$55	$56

NOTE 10     NOTES PAYABLE AND DEBT
As of March 31, 2024 and December 31, 2023, the Company had debt outstanding as follows:

(in millions)	March 31, 2024	December 31, 2023
Short-term debt
Short-term borrowings	$75	$75

Long-term debt
5.000% Senior Notes due 10/01/25 ($24 million par value)	$25	$25
Term Loan A Facility (net of $3 unamortized issuance costs)	293	295
Term Loan B Facility (net of $5 unamortized issuance costs and $15 unamortized discount)	403	403
Total long-term debt	$721	$723
Less: current portion	15	14
Long-term debt, net of current portion	$706	$709
As of March 31, 2024, the estimated fair values of the Company’s Senior Notes, Term Loan A Facility and Term Loan B Facility (each as defined below) totaled $753 million, which is $32 million higher than carrying value for the same period. As of December 31, 2023, the estimated fair value of the Company’s Senior Notes, Term Loan A Facility and Term Loan B Facility totaled $758 million, which is $35 million higher than carrying value for the same period. Fair market values of the long-term debt are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying values of the Company’s other debt facilities approximate fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.
Credit Agreement
On July 3, 2023, the Company entered into a $1.225 billion Credit Agreement (the Credit Agreement) consisting of a $500 million revolving credit facility (the Revolving Facility), a $300 million Term Loan A Facility (the Term Loan A Facility) and a $425 million Term Loan B Facility (the Term Loan B Facility; together with the Revolving Facility and the Term Loan A Facility, collectively, the Facilities) in connection with the Spin-Off that occurred on the same date. As of March 31, 2024, the Company had $75 million of outstanding borrowings under the Revolving Facility (exclusive of $1 million of letters of credit outstanding). As of March 31, 2024, the Company had availability under the Revolving Facility of $424 million. The Company was in compliance with all covenants as of March 31, 2024.
On April 4, 2024, the Company, as borrower, and certain subsidiaries of the Company, each acting as guarantors, entered into Amendment No. 1 to the Credit Agreement (the Credit Agreement Amendment). The Credit Agreement Amendment, among other things, (i) modifies certain covenants in the Credit Agreement, (ii) removes the mandatory prepayment based on quarterly and annual operating cash flow calculations, and (iii) increases the total net leverage ratio required to be satisfied under the Company’s financial covenant from 3.00:1.00 to 3.25:1.00 (subject to a step-up to 3.75:1.00 in connection with a qualifying acquisition for the fiscal quarter when such qualifying acquisition is consummated and the following three fiscal quarters).

Senior Secured Notes due 2029
On April 4, 2024, the Company issued $525 million aggregate principal amount of 6.75% Senior Secured Notes due 2029 (the “2029 Notes”) pursuant to an indenture among the Company, as issuer, certain subsidiaries of the Company named as guarantors, and U.S. Bank Trust Company, National Association, as trustee and collateral agent. The 2029 Notes were sold to investors at 100% plus accrued interest, if any, from April 4, 2024 in a private transaction exempt from the registration requirements of the Securities

Act of 1933, as amended. The net proceeds of the offering of the 2029 Notes were used to repay all of the Company’s outstanding borrowings and accrued interest under the Term Loan B Facility and the Revolving Facility and to pay fees and expenses in connection with the offering. During the second quarter of 2024, the Company expects to record a non-cash pre-tax loss on extinguishment of approximately $20 million related to the difference between the repayment amount and net carrying amount of the Term Loan B Facility.

The 2029 Notes bear interest at a rate of 6.75% per annum. Interest on the 2029 Notes is payable semiannually on April 15 and October 15 of each year, commencing on October 15, 2024. The 2029 Notes will mature on April 15, 2029.

The 2029 Notes are senior secured obligations of the Company and are jointly and severally, fully and unconditionally, guaranteed on a senior secured basis by each of the Company’s existing and future direct and indirect domestic subsidiaries that incurs or guarantees indebtedness under the Facilities. The 2029 Notes and the guarantees are secured by a first-priority security interest in substantially all of the Company’s and the guarantors’ assets, subject to certain excluded assets, exceptions and permitted liens, which security interest ranks equally with the first-priority security interest securing the Facilities.

Senior Notes due 2025
In 2020, the Former Parent completed its acquisition of Delphi Technologies PLC (Delphi Technologies). In connection therewith, the Former Parent completed its offer to exchange Delphi Technologies’ outstanding 5.0% Senior Notes due 2025 (the 2025 Notes). Approximately 97% of the $800 million total outstanding principal amount of the 2025 Notes, were validly exchanged and cancelled for new BorgWarner notes. In connection with the Spin-Off, the obligations under the remaining $24 million in aggregate principal amount of the 2025 Notes were assumed by the Company.

NOTE 11     OTHER CURRENT AND NON-CURRENT LIABILITIES
Additional detail related to liabilities is presented in the table below:

(in millions)	March 31, 2024	December 31, 2023
Other current liabilities:
Customer related	$112	$109
Payroll and employee related	79	92
Income taxes payable	61	39
Product warranties (Note 9)	32	30
Accrued freight	21	21
Operating leases	17	17
Supplier related	13	14
Other non-income taxes	10	8
Employee termination benefits	7	9
Legal and professional fees	7	6
Deferred engineering	2	6
Deferred income	—	6
Other	59	63
Total other current liabilities	$420	$420

Other non-current liabilities:
Deferred income taxes	$60	$56
Operating leases	46	49
Product warranties (Note 9)	23	26
Deferred income	13	7
Uncertain tax positions	14	15
Other	11	12
Total other non-current liabilities	$167	$165

NOTE 12     RETIREMENT BENEFIT PLANS
PHINIA sponsors various defined contribution savings plans, primarily in the U.S., that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. The Company also has a number of defined benefit pension plans, and in connection with the completion of the Spin-Off was required to assume additional defined benefit plan liabilities, along with the associated deferred costs in Accumulated other comprehensive loss. Under specified conditions, the Company will make contributions to the plans and/or match a percentage of the employee contributions up to certain limits. The estimated contributions to the defined benefit pension plans for 2024 range from $4 million to $8 million, of which less than $1 million has been contributed through the first three months of the year.

The components of net periodic benefit income recorded in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Service cost	$1	$—
Interest cost	11	10
Expected return on plan assets	(10)	(10)
Amortization of unrecognized loss	(1)	—
Net periodic benefit cost	$1	$—
The non-service cost components of net periodic benefit cost are included in Earnings before income taxes in the Condensed Consolidated Statements of Operations.
NOTE 13     STOCKHOLDERS' EQUITY
The changes of the Stockholders’ Equity items during the three months ended March 31, 2024 and 2023, are as follows:

(in millions)	Issued common stock	Additional paid-in-capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total equity
Balance, December 31, 2023	$1	$2,031	$(23)	$9	(131)	$1,887
Dividends declared (0.25 per share)	—	—	—	(12)	—	(12)
Spin-Off related adjustments	—	(10)	—	—	—	(10)
Share-based compensation expense	—	4	—	—	—	4
Purchase of treasury stock	—	—	(23)	—	—	(23)
Net issuance of executive stock plan	—	(7)	4	—	—	(3)
Net earnings	—	—	—	29	—	29
Other comprehensive loss	—	—	—	—	(22)	(22)
Balance, March 31, 2024	$1	$2,018	$(42)	$26	$(153)	$1,850

(in millions)	Former Parent investment	Accumulated other comprehensive income (loss)	Total equity
Balance, December 31, 2022	$1,731	$(88)	$1,643
Net earnings	35	—	35
Other comprehensive income	—	21	21
Net transfers from Former Parent	93	—	93
Balance, March 31, 2023	$1,859	$(67)	$1,792

NOTE 14     ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarizes the activity within accumulated other comprehensive loss:

(in millions)	Foreign currency translation adjustments	Defined benefit pension plans	Hedge instruments	Total
Beginning balance, December 31, 2023	$(98)	$(33)	$—	$(131)
Comprehensive loss before reclassifications	(21)	(2)	—	(23)
Reclassification from accumulated other comprehensive (loss) income	—	1	—	1
Ending Balance, March 31, 2024	$(119)	$(34)	$—	$(153)

(in millions)	Foreign currency translation adjustments	Defined benefit pension plans	Hedge instruments	Total
Beginning balance, December 31, 2022	$(85)	$(6)	$3	$(88)
Comprehensive income (loss)	20	(1)	2	21
Ending Balance, March 31, 2023	$(65)	$(7)	$5	$(67)

NOTE 15     CONTINGENCIES
In the normal course of business, the Company is party to various commercial and legal claims, actions and complaints, including matters involving warranty claims, intellectual property claims, governmental investigations and related proceedings, including relating to alleged or actual violations of vehicle emissions standards, general liability and various other risks. It is not possible to predict with certainty whether or not the Company will ultimately be successful in any of these commercial and legal matters or, if not, what the impact might be. The Company’s management does not expect that an adverse outcome in any of these commercial and legal claims, actions and complaints that are currently pending will have a material adverse effect on the Company’s results of operations, financial position or cash flows. An adverse outcome could, nonetheless, be material to the results of operations, financial position or cash flows.
NOTE 16     RELATED-PARTY TRANSACTIONS
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
Net corporate allocation expenses, primarily related to separation and transaction costs, in three months ended March 31, 2023 totaled $35 million. These expenses were primarily included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
Royalty Income from Former Parent and R&D Income from Former Parent
The Company participated in royalty arrangements and provided applications testing and other R&D services to the Former Parent prior to the Spin-Off. See Note 4, “Other operating expense, net” for additional information.
Net Transfers from (to) Former Parent
Net transfers from (to) Former Parent are included within Former Parent investment in the Condensed Consolidated Statements of Changes in Equity. The components of the transfers from (to) Former Parent are as follows:

Three Months Ended March 31,
(in millions)	2023
General financing activities	$169
Cash pooling and other equity settled balances with Former Parent	(70)
Related-party notes converted to equity	(40)
Corporate allocations	35
Research and development income from Former Parent	(1)
Total net transfers from Former Parent	$93
Exclude non-cash items:
Stock-based compensation	$(1)
Other non-cash activities with Former Parent, net	(8)
Related-party notes converted to equity	40
Cash pooling and intercompany financing activities with Former Parent, net	(57)
Total net transfers to Former Parent per Condensed Consolidated Statements of Cash Flow	$67
NOTE 17 EARNINGS PER SHARE
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
The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Three Months Ended March 31,
(in millions, except per share amounts)	2024	2023
Basic earnings per share:
Net earnings	$29	$35
Weighted average shares of common stock outstanding	46.1	47.0
Basic earnings per share of common stock	$0.63	$0.75

Diluted earnings per share:
Net earnings	$29	$35
Weighted average shares of common stock outstanding	46.1	47.0
Effect of stock-based compensation	0.4	—
Weighted average shares of common stock outstanding including dilutive shares	46.5	47.0
Diluted earnings per share of common stock	$0.62	$0.75

NOTE 18     REPORTABLE SEGMENTS AND RELATED INFORMATION
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

The following tables show segment information and Segment AOI for the Company’s reportable segments:
Net Sales by Reportable Segment

	Three Months Ended March 31, 2024
(in millions)	Customers	Inter-segment	Net
Fuel Systems	$527	$49	$576
Aftermarket	336	2	338
Inter-segment eliminations	—	(51)	(51)
Total	$863	$—	$863

	Three Months Ended March 31, 2023
(in millions)	Customers	Inter-segment	Net
Fuel Systems	$509	$58	$567
Aftermarket	326	4	330
Inter-segment eliminations	—	(62)	(62)
Total	$835	$—	$835
Segment Adjusted Operating Income

	Three Months Ended March 31,
(in millions)	2024	2023
Fuel Systems	$55	$43
Aftermarket	60	48
Segment AOI	115	91
Corporate, including stock-based compensation	18	4
Separation and transaction costs	17	18
Intangible asset amortization expense	7	7
Restructuring expense	2	4
Equity in affiliates' earnings, net of tax	(3)	(3)
Interest expense	22	6
Interest income	(4)	(3)
Earnings before income taxes	56	58
Provision for income taxes	27	23
Net earnings	$29	$35

Cautionary Statements For Forward-Looking Information
This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical fact that provide current expectations or forecasts of future events based on certain assumptions and are not guarantees of future performance. Forward-looking statements use words such as “anticipate,” “believe,” “continue,” “could,” “designed,” “effect,” “estimate,” “evaluate,” “expect,” “forecast,” “goal,” “initiative,” “intend,” “likely,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “will,” “would,” or other words of similar meaning.

Forward-looking statements are subject to risks, uncertainties, and factors relating to our business and operations, all of which are difficult to predict and which could cause our actual results to differ materially from the expectations expressed in or implied by such forward-looking statements. Risks, uncertainties, and factors that could cause actual results to differ materially from those implied by these forward-looking statements include, but are not limited to: adverse changes in general business and economic conditions, including recessions, adverse market conditions or downturns impacting the vehicle and industrial equipment industries; our ability to deliver new products, services and technologies in response to changing consumer preferences, increased regulation of greenhouse gas emissions, and acceleration of the market for electric vehicles; competitive industry conditions; failure to identify, consummate, effectively integrate or realize the expected benefits from acquisitions or partnerships; pricing pressures from original equipment manufacturers (OEMs); inflation rates and volatility in the costs of commodities used in the production of our products; changes in U.S. administrative policy, including changes to existing trade agreements and any resulting changes in international trade relations; our ability to protect our intellectual property; failure of or disruption in our information technology infrastructure, including a disruption related to cybersecurity; our ability to identify, attract, retain and develop a qualified global workforce; difficulties launching new vehicle programs; failure to achieve the anticipated savings and benefits from restructuring and product portfolio optimization actions; extraordinary events (including natural disasters or extreme weather events), political disruptions, terrorist attacks, pandemics or other public health crises, and acts of war; risks related to our international operations; the impact of economic, political, and market conditions on our business in China; our reliance on a limited number of OEM customers; supply chain disruptions; work stoppages, production shutdowns and similar events or conditions; governmental investigations and related proceedings regarding vehicle emissions standards, including the ongoing investigation into diesel defeat devices; current and future environmental and health and safety laws and regulations; the impact of climate change and regulations related to climate change, including new and evolving greenhouse gas emissions regulations in California, the U.S. and European Union; liabilities related to product warranties, litigation and other claims; compliance with legislation, regulations, and policies, investigations and legal proceedings, and new interpretations of existing rules and regulations; tax audits and changes in tax laws or tax rates taken by taxing authorities; volatility in the credit market environment; impairment charges on goodwill and indefinite-lived intangible assets; the impact of changes in interest rates and asset returns on our pension funding obligations; the impact of restrictive covenants and requirements in the agreements governing our indebtedness on our financial and operating flexibility; our ability to achieve some or all of the benefits that we expect to achieve from the Spin-off; other risks relating to the Spin-off, including a delay or inability to transition key infrastructure, services and solutions, a determination that the Spin-off does not qualify as tax-free for U.S. federal income tax purposes, restrictions under the Tax Matters Agreement, and our or BorgWarner Inc.’s failure to perform under various transaction agreements; and other risks and uncertainties described in our reports filed from time to time with the Securities and Exchange Commission (SEC).

We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Use of Non-GAAP Financial Measures
This Form 10-Q contains information about PHINIA’s financial results that is not presented in accordance with accounting principles generally accepted in the United States (GAAP). Such non-GAAP financial measures are reconciled to their most directly comparable GAAP financial measures in this Form 10-Q. The provision of these comparable GAAP financial measures is not intended to indicate that PHINIA is explicitly or implicitly providing projections on those GAAP financial measures, and actual results for such measures are likely to vary from those presented. The reconciliations include all information reasonably available to the Company at the date of this Form 10-Q and the adjustments that management can reasonably predict.

Management believes that these non-GAAP financial measures are useful to management, investors, and banking institutions in their analysis of the Company’s business and operating performance. Management also uses this information for operational planning and decision-making purposes.

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
Outlook
We expect strong earnings and cash generation in 2024 as we expect to continue to drive operational efficiencies, exit agreements with our Former Parent and grow our Aftermarket sales. On the original equipment (OE) side, industry-wide commercial vehicle (CV) volumes in 2024 are expected to decline by mid to high single digits percentages in North America and Europe, while other global CV markets are expected to be flat. Global light vehicle (LV) volumes are expected to be slightly down with engine production declining by approximately 4%. Assuming constant foreign exchange rates, we expect modest year-over-year sales growth driven by higher Aftermarket segment sales.
The Company maintains a positive long-term outlook for its global business and is committed to new product development and strategic investments to enhance its product leadership strategy. There are several trends that are driving the Company’s long-term growth that management expects to continue, including market share expansion in the CV market, growth in overall vehicle parc that supports aftermarket demand, increased consumer interest in hybrid and plug-in vehicles, and adoption of additional product offerings enabling low carbon fuel and hydrogen solutions for combustion vehicles. In addition, we believe we are well positioned to continue to expand our differentiated offerings and capabilities across electronics, software and complete systems.
Relationship with BorgWarner
Historically, we have relied on BorgWarner to provide various corporate functions. Following the Spin-Off, BorgWarner does not provide us with assistance other than the limited transition and other services described under the heading “Certain Relationships and Related Party Transactions” in the Company’s proxy statement for its 2024 Annual Meeting of Stockholders filed on March 27, 2024. BorgWarner is only obligated to provide the transition services for limited periods following completion of the Spin-Off. Following the Spin-Off and the cessation of any transition services agreements, we will need to provide internally, or obtain from unaffiliated third parties, the services we will no longer receive from BorgWarner. We may be unable to replace these services in a timely manner or on terms and conditions as favorable as those we receive from BorgWarner. The Company entered into several agreements with BorgWarner that govern the relationship between the parties following the Spin-Off and are described in our Form 8-K filed on July 7, 2023.

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

RESULTS OF OPERATIONS
The following table presents a summary of the Company’s operating results:

	Three Months Ended March 31,
(in millions)	2024		2023
Net sales		% of net sales		% of net sales
Fuel Systems	$576	66.7%	$567	67.9%
Aftermarket	338	39.2%	330	39.5%
Inter-segment eliminations	(51)	(5.9)%	(62)	(7.4)%
Total net sales	863	100.0%	835	100.0%
Cost of sales	671	77.8%	663	79.4%
Gross profit	192	22.2%	172	20.6%
Selling, general and administrative expenses	104	12.1%	99	11.9%
Other operating expense, net	17	2.0%	15	1.8%
Operating income	71	8.1%	58	6.9%
Equity in affiliates’ earnings, net of tax	(3)	(0.3)%	(3)	(0.4)%
Interest expense	22	2.5%	6	0.7%
Interest income	(4)	(0.5)%	(3)	(0.4)%
Earnings before income taxes	56	6.4%	58	7.0%
Provision for income taxes	27	3.1%	23	2.8%
Net earnings	$29	3.3%	$35	4.2%

Net sales
Net sales for the three months ended March 31, 2024 totaled $863 million, an increase of $28 million, or 3%, compared to the three months ended March 31, 2023. The change in net sales for the three months ended March 31, 2024 was primarily driven by the following:
•Sales increased $17 million related to certain contract manufacturing agreements with Former Parent that were entered into in connection with the Spin-Off. Sales from these agreements are expected to continue through the second quarter of 2024.
•Customer pricing increased net sales by approximately $12 million. This is primarily related to an increase in recoveries of cost inflation from the Company’s customers due to non-contractual commercial negotiations with those customers and normal contractual customer commodity pass-through arrangements.
•Fluctuations in foreign currencies resulted in a period-over-period increase in sales of approximately $6 million, primarily due to the strengthening of the British Pound and Euro relative to the U.S. Dollar, partially offset by the weakening of the Chinese Renminbi relative to the U.S. Dollar.
•Unfavorable volume and mix decreased sales approximately by $7 million, or 1%. This decrease was primarily driven by lower commercial vehicle sales in Europe.
Cost of sales and gross profit
Cost of sales and cost of sales as a percentage of net sales were $671 million and 78%, respectively, during the three months ended March 31, 2024, compared to $663 million and 79%, respectively, during the three months ended March 31, 2023. The increase of $8 million in cost of sales for the three months ended March 31, 2024 was primarily driven by the following:
•Cost of sales increased $17 million related to certain contract manufacturing agreements with Former Parent that were entered into in connection with the Spin-Off.
•Employee costs increased cost of sales by $11 million compared to the three months ended March 31, 2023, primarily related to inflation and incentive compensation.
•Fluctuations in foreign currencies resulted in a period-over-period increase in cost of sales of approximately $6 million primarily due to the strengthening of the British Pound and Euro relative to the U.S. Dollar, partially offset by the weakening of the Chinese Renminbi relative to the U.S. Dollar.
•Lower supplier-related and inflationary costs decreased cost of sales by approximately $19 million driven primarily by supplier savings and a lump sum supplier settlement of $7 million.
•Lower sales volume, mix and net new business decreased cost of sales by approximately $14 million. This decrease was primarily driven by lower commercial vehicle sales in Europe in the Fuel Systems segment, as well as favorable mix in Europe and the Americas within the Aftermarket segment.
•Other manufacturing costs increased cost of sales by $7 million compared to the three months ended March 31, 2023.
Gross profit and gross margin were $192 million and 22%, respectively, during the three months ended March 31, 2024 compared to $172 million and 21%, respectively, during the three months ended March 31, 2023. The increase in gross margin was primarily due to the factors discussed above.

Selling, general and administrative expenses (“SG&A”)
SG&A for the three months ended March 31, 2024 was $104 million as compared to $99 million for the three months ended March 31, 2023. SG&A as a percentage of net sales was 12% for both the three months ended March 31, 2024 and 2023. SG&A was comprised of the following:
•Employee-related costs were $35 million for the three months ended March 31, 2024, an increase of $3 million compared to the three months ended March 31, 2023, primarily related to inflation and incentive compensation.
•IT costs incurred directly by the Company were $8 million for the three months ended March 31, 2024, an increase of $1 million compared to the three months ended March 31, 2023.
•Intangible amortization expense was $7 million for the three months ended March 31, 2024, flat compared to the three months ended March 31, 2023.
•Research and development (“R&D”) costs were $27 million for the three months ended March 31, 2024, a decrease of $2 million. R&D costs, net of customer reimbursements, were 3.1% of net sales in the three months ended March 31, 2024, compared to 3.5% of net sales in the three months ended March 31, 2023. The Company will continue to invest in R&D programs, which are necessary to support short- and long-term growth. The Company’s current long-term expectation for R&D spending is 3% of net sales.
•Former Parent allocations, which no longer exist after the Spin-Off, were replaced by standalone costs, leading to a net increase of $3 million compared to the three months ended March 31, 2023.
Other operating expense, net
Other operating expense, net was $17 million and $15 million for the three months ended March 31, 2024 and 2023, respectively. Refer to Note 4, “Other operating expense, net,” for more information. Other operating expense, net was comprised of the following:
•For the three months ended March 31, 2024 and 2023, separation and transaction costs were $17 million and $18 million, respectively, primarily related to professional fees associated with the Spin-Off.
•Restructuring expense was $2 million and $4 million for the three months ended March 31, 2024 and 2023, respectively, related to individually approved restructuring actions that primarily related to reductions in headcount. The Company continues to evaluate different options across its operations to reduce existing structural costs. As we continue to assess our performance and the needs of our business, additional restructuring could be required and may have a significant cost.
•For the three months ended March 31, 2023, the Company recognized royalty income related to licensing of the Delphi Technologies trade name and product-related intellectual properties to other BorgWarner businesses in the amount of $5 million. The royalty arrangements stopped after the Spin-Off was completed.
•For the three months ended March 31, 2023, the Company recognized income related to application testing and other R&D services for other BorgWarner businesses of $1 million. Refer to Note 16, Related-Party Transactions, for further information. The services stopped after the Spin-Off was completed.
Equity in affiliates’ earnings, net of tax
Equity in affiliates’ earnings, net of tax was $3 million in both the three months ended March 31, 2024 and 2023. This line item is driven by the results of the Company’s unconsolidated joint venture.

Interest expense
Interest expense was $22 million and $6 million in the three months ended March 31, 2024 and 2023, respectively. The increase was primarily related to the issuance of our Term Loan A Facility and Term Loan B Facility, as well as interest incurred on the drawdown of the Revolving Facility.
Interest income
Interest income was $4 million and $3 million in the three months ended March 31, 2024 and 2023.
Provision for income taxes
Provision for income taxes was $27 million for the three months ended March 31, 2024 resulting in an effective tax rate of 48%. This compared to $23 million, or 39%, for the three months ended March 31, 2023. The increase was primarily the result of a change in the jurisdictional mix of pre-tax earnings as well as releases of unrecognized tax benefit reserves that occurred in the three months ended March 31, 2023 that did not occur in the three months ended March 31, 2024.
For further details, see Note 5, “Income Taxes,” to the Condensed Consolidated Financial Statements for the three months ended March 31, 2024 and 2023.
Adjusted earnings per diluted share
The Company defines adjusted net earnings per diluted share as net earnings per share adjusted to exclude the tax-effected impact of restructuring expense, separation and transaction costs, intangible asset amortization, impairment charges, other net expenses, and other gains, losses and tax amounts not reflective of the Company’s ongoing operations.

	Three Months Ended March 31,
	2024	2023
Net earnings per diluted share	$0.62	$0.75
Separation and transaction costs	0.34	0.38
Intangible asset amortization expense	0.13	0.15
Restructuring expense	0.03	0.06
Royalty income from Former Parent	—	(0.11)
Tax adjustments	(0.04)	(0.04)
Adjusted net earnings per diluted share	$1.08	$1.19
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
Segment AOI excludes certain corporate costs, which primarily represent corporate expenses not directly attributable to the individual segments. Corporate expenses not allocated to Segment AOI were $18 million and $4 million for the three months ended March 31, 2024 and 2023, respectively. The increase in corporate expenses in 2024 was primarily related to a decrease in related-party royalty and R&D income from BorgWarner, which did not continue after completion of the Spin-Off, as well as additional costs resulting from operating as a stand-alone company.

The following table presents Net sales and Segment AOI for the Company’s reportable segments:

	Three Months Ended March 31,
	2024			2023
(in millions)	Net Sales to Customers	Segment AOI	% margin	Net Sales to Customers	Segment AOI	% margin
Fuel Systems	$527	$55	10.4%	$509	$43	8.4%
Aftermarket	336	60	17.9%	326	48	14.7%
Totals	$863	$115		$835	$91
The Fuel Systems segment’s net sales to customers for the three months ended March 31, 2024 increased $18 million, or 4%, and Segment Adjusted Operating Income increased $12 million, or 28%, from the three months ended March 31, 2023. The increase in net sales was primarily due to $17 million related to certain contract manufacturing agreements with BorgWarner and $7 million primarily from non-contractual commercial negotiations with the Company’s customers and normal contractual customer commodity pass-through arrangements. These were offset by approximately $6 million of volume, mix and net new business driven by decreased demand for the Company’s products compared to the prior year, primarily from lower commercial vehicle sales in Europe. Segment Adjusted Operating margin was 10.4% in the three months ended March 31, 2024, compared to 8.4% in the three months ended March 31, 2023. The Segment Adjusted Operating margin increase was primarily due to lower supplier related costs.
The Aftermarket segment’s net sales to customers for the three months ended March 31, 2024 increased $10 million, or 3%, and Segment Adjusted Operating Income increased $12 million, or 25%, from the three months ended March 31, 2023. Foreign currencies resulted in a year-over-year increase in sales of approximately $6 million primarily due to the strengthening of the British Pound and Euro relative to the U.S. Dollar, partially offset by the weakening of the Chinese Renminbi relative to the U.S. Dollar. The increase in net sales excluding the impact of foreign currencies was primarily due to $5 million of customer pricing, offset by approximately $1 million of volume, mix, and net new business driven by decreased demand for the Company’s products compared to the prior year, primarily in the Americas. Segment Adjusted Operating margin was 17.9% in the three months ended March 31, 2024, comparable to 14.7% in the three months ended March 31, 2023. The Segment Adjusted Operating margin increase was primarily driven by favorable mix and customer pricing.

LIQUIDITY AND CAPITAL RESOURCES
Overview
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
At March 31, 2024 and December 31, 2023, the Company had $325 million and $365 million of cash and cash equivalents, respectively, of which $288 million and $347 million, respectively, was held by our subsidiaries outside of the United States. We believe our existing cash and cash flows generated from operations and indebtedness incurred in conjunction with the Spin-Off discussed below will be responsive to the needs of our current and planned operations for at least the next 12 months and the foreseeable future thereafter.

Credit Agreement
On July 3, 2023, the Company entered into a $1.225 billion Credit Agreement (the Credit Agreement) consisting of a $500 million revolving credit facility (the Revolving Facility), a $300 million Term Loan A Facility (the Term Loan A Facility) and a $425 million Term Loan B Facility (the Term Loan B Facility; together with the Revolving Facility and the Term Loan A Facility, collectively, the Facilities) in connection with the Spin-Off that occurred on the same date. As of March 31, 2024, the outstanding principal balance of the Term Loan A Facility was $296 million, the outstanding principal balance of the Term Loan B Facility was $424 million, and the Company had $75 million of outstanding borrowings under the Revolving Facility (exclusive of $1 million of letters of credit outstanding). As of March 31, 2024, the Company had availability under the Revolving Facility of $424 million.
Issuance of Senior Notes
On April 4, 2024, the Company issued $525 million aggregate principal amount of 6.75% Senior Secured Notes due 2029 (the 2029 Notes) pursuant to an indenture among the Company, as issuer, certain subsidiaries of the Company named as guarantors, and U.S. Bank Trust Company, National Association, as trustee and as collateral agent. The 2029 Notes were sold to investors at 100% plus accrued interest, if any, from April 4, 2024 in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended. The net proceeds of the offering of the 2029 Notes were used to repay all of the Company’s outstanding borrowings and accrued interest under the Term Loan B Facility and the Revolving Facility, and to pay fees and expenses in connection with the offering. During the second quarter of 2024, the Company expects to record a non-cash pre-tax loss on extinguishment of approximately $20 million related to the difference between the repayment amount and net carrying amount of the Term Loan B Facility.

Refer to Note 10. “Notes Payable And Debt” for further information on the Credit Agreement and the 2029 Notes.
Cash Flows
Operating Activities
Net cash provided by operating activities was $31 million and net cash used in operating activities was $33 million in the three months ended March 31, 2024 and 2023, respectively. The change in cash from operating activities for the three months ended March 31, 2024 compared with the three months ended March 31, 2023, was primarily due to working capital changes.
Investing Activities
Net cash used in investing activities was $42 million and $38 million in the three months ended March 31, 2024 and 2023, respectively, primarily related to capital expenditures. As a percentage of sales, capital expenditures were 5.0% and 4.6% for the three months ended March 31, 2024 and 2023, respectively.
Financing Activities
Net cash used in financing activities was $41 million in the three months ended March 31, 2024 primarily related to stock repurchases and dividend payments to PHINIA stockholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates disclosures appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies And Estimates,” in the Company’s Form 10-K for the fiscal year ended December 31, 2023 (Form 10-K), filed on February 28, 2024. There were no material changes to this information during the quarter ended March 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk appear in “Risk Factors” in the Company’s Form 10-K filed on February 28, 2024. There were no material changes to this information during the quarter ended March 31, 2024.

Item 4. Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and
15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There have been no changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
In the ordinary course of its business, the Company is involved in a number of lawsuits and claims, both actual and potential. Proceedings that were previously disclosed may no longer be reported because, as a result of rulings in the case, settlements, changes in our business, or other developments, in our judgment, they are no longer material to the Company’s business, financial position or results of operations. Refer to Note 15, “Contingencies,” to the Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

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

Item 1A. Risk Factors
We face a number of risks and uncertainties that could materially and adversely affect our business, financial condition or results of operations. A discussion of our risk factors can be found in Part I, Item 1A. Risk Factors in the Company’s Form 10-K filed on February 28, 2024. Readers should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. During the three months ended March 31, 2024, there were no material changes to our previously disclosed risk factors.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
In August 2023, the Company’s Board of Directors authorized a $150 million share repurchase program. During the quarter ended March 31, 2024, the Company repurchased $23 million of common stock under its repurchase program. Under the repurchase program, shares may be repurchased in open market transactions, privately negotiated transactions, or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans in compliance with SEC requirements. The exact amount and timing of any purchases will depend on a number of factors, including trading price, trading volume, and general market conditions. The repurchase program has no expiration date and may be suspended, discontinued, or resumed at any time. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued.

The following table provides information about the Company’s purchases of its equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the quarter ended March 31, 2024:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in millions)
January 1, 2024 - January 31, 2024
Common Stock Repurchase Program	—	—	—	$126
February 1, 2024 - February 29, 2024
Common Stock Repurchase Program	—	$—	—	$126
Employee transactions	75,669	$33.52	—
March 1, 2024 - March 31, 2024
Common Stock Repurchase Program	653,074	$35.29	653,074	$103
Employee transactions	614	$36.29	—

Item 5. Other Information
Trading Arrangements
During the three months ended March 31, 2024, none of the individuals serving as the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, at that time adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

4.1
Indenture, dated as of April 4, 2024, by and among the Company, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on April 4, 2024).

10.1
Amendment No. 1 to Credit Agreement, dated as of April 4, 2024, by and among the Company, the guarantors listed on the signature pages thereof, the lenders party thereto and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 4, 2024).

10.2
Form of Performance Stock Unit Award Agreement for U.S. Employees under the PHINIA Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 21, 2024).+

10.3	Form of Restricted Stock Agreement for Employees under the PHINIA Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 21, 2024).+
10.4	Form of Performance Stock Unit Award Agreement for Non-U.S. Employees under the PHINIA Inc. 2023 Stock Incentive Plan.*+
10.5	Form of Stock Unit Award Agreement for Non-U.S. Employees under the PHINIA Inc. 2023 Stock Incentive Plan.*+
10.6	Form of Amendment to Form of Change of Control Agreement (incorporated by reference to Exhibit 10.28 of the Company’s Form 10-K for the fiscal year ended December 31, 2023).+
10.7	PHINIA Inc. Amended and Restated Retirement Savings Excess Benefit Plan (incorporated by reference to Exhibit 10.29 of the Company’s Form 10-K for the fiscal year ended December 31, 2023).+
31.1	Rule 13a-(14a)/15d-(14a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Section 1350 Certification of Chief Executive Officer.**
32.2	Section 1350 Certification of Chief Financial Officer.**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*
____________
*Filed herewith.
**    Furnished herewith.
+    Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHINIA Inc.

By:	/s/ Samantha M. Pombier
(Signature)

Samantha M. Pombier
Vice President and Controller (Principal Accounting Officer)
Date: April 25, 2024