Form 10-Q
period 2024-06-30
PHINIA INC.
filed 2024-07-30
CIK 1968915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 26, 2024, the registrant had 43,677,801 shares of voting common stock outstanding.

PHINIA INC.
FORM 10-Q
THREE AND SIX MONTHS ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PHINIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$339	$365
Receivables, net	964	1,017
Inventories	471	487
Prepayments and other current assets	84	58
Total current assets	1,858	1,927

Property, plant and equipment, net	870	921
Investments and long-term receivables	123	115
Goodwill	483	499
Other intangible assets, net	393	417
Other non-current assets	146	162
Total assets	$3,873	$4,041

LIABILITIES AND EQUITY
Short-term borrowings and current portion of long-term debt	$13	$89
Accounts payable	572	639
Other current liabilities	420	420
Total current liabilities	1,005	1,148

Long-term debt	821	709
Retirement-related liabilities	132	132
Other non-current liabilities	168	165
Total liabilities	2,126	2,154

Commitments and contingencies (Note 15)

Common stock	1	1
Additional paid-in capital	2,019	2,031
Retained earnings	29	9
Accumulated other comprehensive loss	(172)	(131)
Treasury stock	(130)	(23)
Total equity	1,747	1,887
Total liabilities and equity	$3,873	$4,041
See accompanying Notes to Condensed Consolidated Financial Statements.

PHINIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Net sales	$868	$887	$1,731	$1,722
Cost of sales	680	698	1,351	1,361
Gross profit	188	189	380	361

Selling, general and administrative expenses	112	103	216	202
Other operating expense, net	5	30	22	45
Operating income	71	56	142	114

Equity in affiliates’ earnings, net of tax	(2)	(3)	(5)	(6)
Interest expense	39	6	61	12
Interest income	(4)	(2)	(8)	(5)
Other postretirement expense (income), net	1	(1)	1	(1)
Earnings before income taxes	37	56	93	114

Provision for income taxes	23	21	50	44

Net earnings	$14	$35	$43	$70

Earnings per share — basic	$0.31	$0.74	$0.95	$1.49

Earnings per share— diluted	$0.31	$0.74	$0.93	$1.49

Weighted average shares outstanding:
Basic	44.8	47.0	45.5	47.0
Diluted	45.7	47.0	46.1	47.0
See accompanying Notes to Condensed Consolidated Financial Statements.

PHINIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net earnings	$14	$35	$43	$70

Other comprehensive (loss) income
Foreign currency translation adjustments(1)	(18)	10	(39)	30
Defined benefit pension plans(1)	(1)	—	(2)	(1)
Hedge instruments(1)	—	(4)	—	(2)
Total other comprehensive (loss) income	(19)	6	(41)	27

Comprehensive (loss) income	$(5)	$41	$2	$97
_____________
(1) Net of income taxes.
See accompanying Notes to Condensed Consolidated Financial Statements.

PHINIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2024	2023
OPERATING
Net earnings	$43	$70
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and tooling amortization	67	70
Intangible asset amortization	14	14
Restructuring expense, net of cash paid	5	2
Loss on extinguishment of debt	20	—
Stock-based compensation expense	8	4
Deferred income tax expense	7	8
Other non-cash adjustments, net	(2)	4
Changes in assets and liabilities, excluding foreign currency translation adjustments:
Receivables	19	(64)
Inventories	4	(52)
Prepayments and other current assets	(11)	(10)
Accounts payable and other current liabilities	(23)	(16)
Prepaid taxes and income taxes payable	6	29
Other assets and liabilities	(16)	(26)
Retirement benefit plan contributions	(1)	—
Net cash provided by operating activities	140	33
INVESTING
Capital expenditures, including tooling outlays	(60)	(80)
Payments for investment in equity securities	—	(2)
Proceeds from asset disposals and other, net	1	2
Net cash used in investing activities	(59)	(80)
FINANCING
Net decrease in notes payable	(75)	—
Proceeds from issuance of long-term debt	525	—
Payments for debt issuance costs	(9)	—
Repayments of debt, including current portion	(428)	—
Dividends paid to PHINIA stockholders	(23)	—
Payments for purchase of treasury stock	(113)	—
Payments for stock-based compensation items	(3)	—
Cash outflows related to debt due to former parent	—	(94)
Cash inflows related to debt due from former parent	—	36
Net transfers to former parent	—	58
Net cash used in financing activities	(126)	—
Effect of exchange rate changes on cash	19	9
Net decrease in cash and cash equivalents	(26)	(38)
Cash and cash equivalents at beginning of year	365	251
Cash and cash equivalents at end of period	$339	$213

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
Interest, net	$17	$(1)
Income taxes, net of refunds	$27	$18
See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

INTRODUCTION
The accompanying Condensed Consolidated Financial Statements and notes present the condensed consolidated statements of operations, balance sheets, and cash flows of PHINIA Inc. (PHINIA or the Company). PHINIA is a leader in the development, design and manufacture of integrated components and systems that are designed to optimize performance, increase efficiency and reduce emissions for combustion and hybrid propulsion systems for commercial vehicles and industrial applications (medium-duty and heavy-duty trucks, off-highway construction, marine, aviation, and agricultural) and light vehicles (passenger cars, trucks, vans and sport-utility). The Company is a global supplier to most major original equipment manufacturers (OEMs) seeking to meet evolving and increasingly stringent global regulatory requirements and satisfy consumer demands for an enhanced user experience. Additionally, the Company offers a wide range of original equipment service (OES) solutions and remanufactured products as well as an expanded range of products for the independent (non-OEM) aftermarket.
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

NOTE 1     BASIS OF PRESENTATION
Prior to the Spin-Off on July 3, 2023, the historical financial statements of PHINIA were prepared on a standalone combined basis and were derived from BorgWarner’s consolidated financial statements and accounting records as if the Fuel Systems and Aftermarket businesses of BorgWarner had been part of PHINIA for all periods presented. Accordingly, for periods prior to July 3, 2023, our financial statements are presented on a combined basis and for the periods subsequent to July 3, 2023 are presented on a consolidated basis (all periods hereinafter are referred to as “consolidated financial statements”). The Company's Condensed Consolidated Financial Statements were prepared in accordance with accounting principles in the United States of America (U.S. GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements were condensed or omitted as permitted by such rules and regulations. In the opinion of management, all normal recurring adjustments necessary for a fair statement of results have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The balance sheet as of December 31, 2023 was derived from the audited financial statements as of that date. Certain amounts for the prior periods presented were reclassified to conform to the current period presentation. The Company has also corrected for certain immaterial errors that impacted balance sheet footnote disclosures as of December 31, 2023.
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
The Condensed Consolidated Statements of Operations include all revenues and costs directly attributable to the Company, including costs for facilities, functions, and services utilized. Costs for certain centralized functions and programs provided and administered by BorgWarner were charged directly to the Company prior to Spin-Off. These centralized functions and programs included, but were not limited to, research and development and information technology.
A portion of BorgWarner’s total corporate expenses were allocated to the Company for services rendered by BorgWarner prior to the Spin-Off. These expenses included the cost of corporate functions and resources, including, but not limited to, executive management, finance, accounting, legal, human resources, research and development and sales. Additionally, a portion of the Company’s corporate expenses were allocated to BorgWarner for charges incurred related to subsidiaries of BorgWarner historically supported by the Company, primarily related to information technology. These expenses were allocated based on direct usage when identifiable or, when not directly identifiable, on the basis of proportional net revenues, legal entities, headcount or weighted-square footage, as applicable. The Company considers the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to, or the benefit received by, both the Company and BorgWarner during the periods presented. However, the allocations may not reflect the expenses the Company would have incurred if the Company had been a standalone company for the periods presented prior to July 3, 2023. For the three and six months ended June 30, 2023, net corporate allocation expenses totaled $54 million and $89 million, respectively. Corporate allocation expenses were primarily included in Selling, general and administrative expenses.
New Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” It requires incremental disclosures related to an entity’s reportable segments, primarily through enhanced disclosures about significant segment expenses. This guidance is effective for annual reporting periods beginning after December 15, 2023, and interim reporting periods beginning after December 15, 2024. The Company is currently evaluating the impact of this ASU on its financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance requires entities to disaggregate information related to the effective tax rate reconciliation and income taxes paid. This guidance is effective for annual reporting periods beginning after December 15, 2024. The Company is currently evaluating the impact of this ASU on its financial statements.

NOTE 2     REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company manufactures and sells products and solutions, primarily to OEMs of commercial vehicle, industrial applications and light vehicles, to certain Tier One vehicle systems suppliers and into the aftermarket. The Company’s payment terms are based on customary business practices and vary by customer type and products offered. The Company has evaluated the terms of its arrangements and determined that they do not contain significant financing components.
Generally, revenue is recognized upon shipment or delivery; however, a limited number of the Company’s customer arrangements for its highly customized products with no alternative use provide the Company with the right to payment during the production process. As a result, for these limited arrangements, revenue is recognized as goods are produced and control transfers to the customer using the input cost-

to-cost method. The Company recorded a contract asset of $1 million at June 30, 2024 and December 31, 2023 for these arrangements. These amounts are reflected in Prepayments and other current assets in the Company’s Condensed Consolidated Balance Sheets.
In limited instances, certain customers have provided payments in advance of receiving related products, typically at the onset of an arrangement prior to the beginning of production. As of June 30, 2024, the balance of contract liabilities was $7 million, of which $1 million was reflected in Other current liabilities and $6 million was reflected in Other non-current liabilities. As of December 31, 2023, the balance of contract liabilities was $7 million, of which $6 million was reflected in Other current liabilities and $1 million was reflected as Other non-current liabilities. These amounts are reflected as revenue over the term of the arrangement (typically three to seven years) as the underlying products are shipped and represent the Company’s remaining performance obligations as of the end of the period.
The following table represents a disaggregation of revenue from contracts with customers by reportable segment and region for the three and six months ended June 30, 2024 and 2023. Refer to Note 18, “Reportable Segments And Related Information” to the Condensed Consolidated Financial Statements, for more information.

	Three Months Ended June 30, 2024
(In millions)	Fuel Systems	Aftermarket	Total
Americas	$177	$192	$369
Europe	227	137	364
Asia	114	21	135
Total	$518	$350	$868

	Three Months Ended June 30, 2023
(In millions)	Fuel Systems	Aftermarket	Total
Americas	$171	$200	$371
Europe	256	116	372
Asia	124	20	144
Total	$551	$336	$887

	Six Months Ended June 30, 2024
(In millions)	Fuel Systems	Aftermarket	Total
Americas	$364	$384	$748
Europe	454	262	716
Asia	227	40	267
Total	$1,045	$686	$1,731

	Six Months Ended June 30, 2023
(In millions)	Fuel Systems	Aftermarket	Total
Americas	$338	$398	$736
Europe	479	228	707
Asia	243	36	279
Total	$1,060	$662	$1,722

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
The following table presents the Company’s gross and net expenditures on R&D activities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Gross R&D expenditures	$52	$49	$104	$98
Customer reimbursements	(22)	(21)	(47)	(41)
Net R&D expenditures	$30	$28	$57	$57
NOTE 4     OTHER OPERATING EXPENSE, NET
Items included in Other operating expense, net consist of:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Separation and transaction costs	$3	$41	$20	$59
Restructuring	3	2	5	6
Royalty income from Former Parent	—	(12)	—	(17)
R&D income from Former Parent	—	(1)	—	(2)
Other operating income, net	(1)	—	(3)	(1)
Other operating expense, net	$5	$30	$22	$45
Separation and transaction costs: During the three and six months ended June 30, 2024, the Company recorded separation and transaction costs of $3 million and $20 million, respectively. Separation and transaction costs primarily relate to professional fees and other costs associated with the separation of the Company, including the management of certain historical liabilities allocated to the Company in connection with the Spin-Off. During the three and six months ended June 30, 2023, the Company recorded separation and transaction costs of $41 million and $59 million, respectively, primarily related to professional fees and other costs associated with the separation of the Company.
Restructuring: During the three and six months ended June 30, 2024, the Company recorded $3 million and $5 million, respectively, of restructuring costs for individually approved restructuring actions that primarily related to reductions in headcount in the Fuel Systems segment. During the three and six months ended June 30, 2023, the Company recorded $2 million and $6 million, respectively, of restructuring costs for individually approved restructuring actions that primarily related to reductions in headcount in the Fuel Systems segment.
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

The Company’s effective tax rate for the three months ended June 30, 2024 and 2023 was 62% and 38%, respectively. The effective tax rate for the three months ended June 30, 2024 increased as compared to the prior year as a result of a change and reduction in the jurisdictional mix of pre-tax earnings, most notably an increase in pre-tax losses where no benefit is recognized.

The Company’s effective tax rate for the six months ended June 30, 2024 and 2023 was 54% and 39%, respectively. The effective tax rate for the six months ended June 30, 2024 increased as compared to the prior year as a result of a change and reduction in the jurisdictional mix of pre-tax earnings, most notably an increase in pre-tax losses where no benefit is recognized.

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

The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar Two), with certain aspects of Pillar Two effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar Two, certain countries in which the Company operates have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar Two. The Company does not expect Pillar Two to have a material impact on its effective tax rate or its consolidated results of operation, financial position or cash flows.

NOTE 6     INVENTORIES
A summary of Inventories is presented below:

(in millions)	June 30, 2024	December 31, 2023
Raw material and supplies	$256	$286
Work-in-progress	47	46
Finished goods	168	155
Inventories	$471	$487
NOTE 7     OTHER CURRENT AND NON-CURRENT ASSETS

(in millions)	June 30, 2024	December 31, 2023
Prepayments and other current assets:
Prepaid taxes	$42	$26
Prepaid software	9	5
Prepaid engineering	9	3
Customer return assets	7	8
Prepaid customer tooling	5	3
Deposits	2	3
Prepaid insurance	2	3
Other	8	7
Total prepayments and other current assets	$84	$58

Investments and long-term receivables:
Investment in equity affiliates	$52	$48
Long-term receivables	50	46
Due from Former Parent	17	17
Investment in equity securities	4	4
Total investments and long-term receivables	$123	$115

Other non-current assets:
Operating leases	$57	$63
Deferred income taxes	56	61
Customer incentive payments	10	10
Other	23	28
Total other non-current assets	$146	$162

NOTE 8     GOODWILL AND OTHER INTANGIBLES
During the fourth quarter of each year, the Company assesses its goodwill and indefinite-lived intangibles assigned to each of its reporting units for impairment by either performing a qualitative assessment or a quantitative analysis. No events or circumstances were noted in the first six months of 2024 requiring additional assessment or testing.
A summary of the components in the carrying amount of goodwill as of June 30, 2024 and December 31, 2023 is as follows:

(in millions)	Fuel Systems	Aftermarket	Total
Gross goodwill balance, December 31, 2023	$61	$551	$612
Accumulated impairment losses	—	(113)	(113)
Net goodwill balance, December 31, 2023	$61	$438	$499
Goodwill during the period:
Translation adjustment	(2)	(14)	(16)
Net goodwill balance, June 30, 2024	$59	$424	$483
The Company’s other intangible assets, primarily from acquisitions, consist of the following:

		June 30, 2024			December 31, 2023
(in millions)	Estimated useful lives (years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Patented and unpatented technology	14 - 15	$145	$46	$99	$149	$41	$108
Customer relationships	14 - 15	262	110	152	268	104	164
Total amortized intangible assets		407	156	251	417	145	272
Unamortized trade names		142	—	142	145	—	145
Total other intangible assets		$549	$156	$393	$562	$145	$417

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

The following table summarizes the activity in the product warranty accrual accounts:

(in millions)	2024	2023
Beginning balance, January 1	$56	$60
Provisions for current period sales	18	20
Payments	(20)	(23)
Other, primarily translation adjustment	(1)	(1)
Ending balance, June 30,	$53	$56
The product warranty liability is classified in the Condensed Consolidated Balance Sheets as follows:

(in millions)	June 30, 2024	December 31, 2023
Other current liabilities	$30	$30
Other non-current liabilities	23	26
Total product warranty liability	$53	$56

NOTE 10     NOTES PAYABLE AND DEBT
As of June 30, 2024 and December 31, 2023, the Company had debt outstanding as follows:

(in millions)	June 30, 2024	December 31, 2023
Short-term debt
Short-term borrowings	$—	$75

Long-term debt
5.000% Senior Notes due 10/01/25 ($24 million par value)	$24	$25
6.750% Senior Secured Notes due 04/15/29 ($525 million par value)	517	—
Term Loan A Facility ($294 million and $298 million par value, respectively)	292	295
Term Loan B Facility ($424 million par value)	—	403
Finance leases	1	—
Total long-term debt	$834	$723
Less: current portion	13	14
Long-term debt, net of current portion	$821	$709
As of June 30, 2024, the estimated fair values of the Company’s long-term debt totaled $853 million, which is $20 million higher than carrying value for the same period. As of December 31, 2023, the estimated fair value of the Company’s long-term debt totaled $758 million, which is $35 million higher than carrying value for the same period. Fair market values of the long-term debt are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying values of the Company’s other debt facilities approximate fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.
Credit Agreement
On July 3, 2023, the Company entered into a $1.225 billion Credit Agreement (the Credit Agreement) consisting of a $500 million revolving credit facility (the Revolving Facility), a $300 million Term Loan A Facility (the Term Loan A Facility) and a $425 million Term Loan B Facility (the Term Loan B Facility; together with the Revolving Facility and the Term Loan A Facility, collectively, the Facilities) in connection with the Spin-Off that occurred on the same date. As of June 30, 2024, the Company had no outstanding borrowings under the Revolving Facility, and availability of $499 million. The Term Loan B Facility was fully repaid in connection with the issuance of the 6.75% Senior Secured Notes due 2029 on April 4, 2024, as discussed below. The Company was in compliance with all covenants as of June 30, 2024.
On April 4, 2024, the Company, as borrower, and certain subsidiaries of the Company, each acting as guarantors, entered into Amendment No. 1 to the Credit Agreement (the Credit Agreement Amendment). The Credit Agreement Amendment, among other things, modifies certain covenants in the Credit Agreement to be more favorable to the Company, and increases the total net leverage ratio required to be satisfied under the Company’s financial covenant from 3.00:1.00 to 3.25:1.00 (subject to a step-up to 3.75:1.00 in connection with a qualifying acquisition for the fiscal quarter when such qualifying acquisition is consummated and the following three fiscal quarters).

Senior Secured Notes due 2029
On April 4, 2024, the Company issued $525 million aggregate principal amount of 6.75% Senior Secured Notes due 2029 (the “2029 Notes”) pursuant to an indenture among the Company, as issuer, certain subsidiaries of the Company named as guarantors, and U.S. Bank Trust Company, National Association, as trustee and collateral agent. The 2029 Notes were sold to investors at 100% plus accrued interest, if any, from April 4, 2024 in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended. The net proceeds of the offering of the 2029 Notes were used to repay all of the Company’s outstanding borrowings and accrued interest under the Term Loan B Facility and the Revolving Facility and to pay fees and expenses in connection with the offering. During the second quarter of 2024, the Company recorded a non-cash pre-tax loss on extinguishment of $20 million related to the difference between the repayment amount and net carrying amount of the Term Loan B Facility, which is included in the Interest expense line item on the Condensed Consolidated Statements of Operations.

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

NOTE 11     OTHER CURRENT AND NON-CURRENT LIABILITIES
Additional detail related to liabilities is presented in the table below:

(in millions)	June 30, 2024	December 31, 2023
Other current liabilities:
Customer related	$108	$109
Payroll and employee related	87	92
Income taxes payable	61	39
Product warranties (Note 9)	30	30
Accrued freight	20	21
Operating leases	17	17
Supplier related	13	14
Accrued interest	9	1
Employee termination benefits	5	9
Other non-income taxes	4	8
Legal and professional fees	3	6
Other	63	74
Total other current liabilities	$420	$420

Other non-current liabilities:
Deferred income taxes	$63	$56
Operating leases	43	49
Product warranties (Note 9)	23	26
Uncertain tax positions	14	15
Deferred income	11	7
Other	14	12
Total other non-current liabilities	$168	$165

NOTE 12     RETIREMENT BENEFIT PLANS
PHINIA sponsors various defined contribution savings plans, primarily in the U.S., that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. The Company also has a number of defined benefit pension plans, and in connection with the completion of the Spin-Off was required to assume additional defined benefit plan liabilities, along with the associated deferred costs in Accumulated other comprehensive income (loss). Under specified conditions, the Company will make contributions to the plans and/or match a percentage of the employee contributions up to certain limits. The estimated contributions to the defined benefit pension plans for 2024 range from $4 million to $8 million, of which $1 million has been contributed through the first six months of the year.

The components of net periodic benefit income recorded in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Service cost	$1	$1	$2	$1
Interest cost	12	11	23	21
Expected return on plan assets	(11)	(11)	(21)	(21)
Amortization of unrecognized loss	—	(1)	(1)	(1)
Net periodic benefit cost	$2	$—	$3	$—
The non-service cost components of net periodic benefit cost are included in Other postretirement expense (income), net in the Condensed Consolidated Statements of Operations.
NOTE 13     STOCKHOLDERS' EQUITY
The changes of the Stockholders’ Equity items during the three and six months ended June 30, 2024 and 2023, are as follows:

(in millions)	Issued common stock	Additional paid-in-capital	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total equity
Balance, March 31, 2024	$1	$2,018	$(42)	$26	(153)	$1,850
Dividends declared (0.25 per share)	—	—	—	(11)	—	(11)
Spin-Off related adjustments	—	(1)	—	—	—	(1)
Share-based compensation expense	—	4	—	—	—	4
Purchase of treasury stock	—	—	(90)	—	—	(90)
Net issuance of executive stock plan	—	(2)	2	—	—	—
Net earnings	—	—	—	14	—	14
Other comprehensive loss	—	—	—	—	(19)	(19)
Balance, June 30, 2024	$1	$2,019	$(130)	$29	$(172)	$1,747

(in millions)	Former Parent investment	Accumulated other comprehensive income (loss)	Total equity
Balance, March 31, 2023	$1,859	$(67)	$1,792
Net earnings	35	—	35
Other comprehensive income	—	6	6
Net transfers from Former Parent	159	—	159
Balance, June 30, 2023	$2,053	$(61)	$1,992

(in millions)	Issued common stock	Additional paid-in-capital	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total equity
Balance, December 31, 2023	$1	$2,031	$(23)	$9	$(131)	$1,887
Dividends declared (0.50 per share)	$—	$—	$—	$(23)	$—	$(23)
Spin-Off related adjustments	—	(11)	—	—	—	(11)
Share-based compensation expense	—	8	—	—	—	8
Purchase of treasury stock	—	—	(113)	—	—	(113)
Net issuance of executive stock plan	—	(9)	6	—	—	(3)
Net earnings	—	—	—	43	—	43
Other comprehensive loss	—	—	—	—	(41)	(41)
Balance, June 30, 2024	$1	$2,019	$(130)	$29	$(172)	$1,747

(in millions)	Former parent investment	Accumulated other comprehensive income (loss)	Total equity
Balance, December 31, 2022	$1,731	$(88)	$1,643
Net earnings	70	—	70
Other comprehensive income	—	27	27
Net transfers from former parent	252	—	252
Balance, June 30, 2023	$2,053	$(61)	$1,992

NOTE 14     ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarize the activity within accumulated other comprehensive loss during the three and six months ended June 30, 2024 and 2023:

(in millions)	Foreign currency translation adjustments	Defined benefit pension plans	Hedge instruments	Total
Beginning balance, March 31, 2024	$(119)	$(34)	$—	$(153)
Comprehensive loss before reclassifications	(18)	(1)	—	(19)
Ending Balance, June 30, 2024	$(137)	$(35)	$—	$(172)

(in millions)	Foreign currency translation adjustments	Defined benefit pension plans	Hedge instruments	Total
Beginning balance, March 31, 2023	$(65)	$(7)	$5	$(67)
Comprehensive income (loss)	10	—	(4)	6
Ending Balance, June 30, 2023	$(55)	$(7)	$1	$(61)

(in millions)	Foreign currency translation adjustments	Defined benefit pension plans	Hedge instruments	Total
Beginning Balance, December 31, 2023	$(98)	$(33)	$—	$(131)
Comprehensive loss	(39)	(3)	—	(42)
Reclassification from accumulated other comprehensive loss	—	1	—	1
Ending Balance, June 30, 2024	$(137)	$(35)	$—	$(172)

(in millions)	Foreign currency translation adjustments	Defined benefit pension plans	Hedge instruments	Total
Beginning Balance, December 31, 2022	$(85)	$(6)	$3	$(88)
Comprehensive income (loss)	30	(1)	(2)	27
Ending Balance, June 30, 2023	$(55)	$(7)	$1	$(61)

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

BorgWarner Dispute
In July 2024, the Former Parent made a legal demand under the Tax Matters Agreement that the Company remit to the Former Parent monies received, or to be received, by the Company from tax authorities that relate to certain indirect tax payments made prior to the Spin-Off arising from the Company’s business. The Company is contesting this demand. Nevertheless, an adverse outcome is reasonably possible, but not probable, and this matter could have a material effect on the Company’s financial position or cash flows. Due to the uncertainty inherent in this matter, an estimate of the loss is not currently determinable.

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
Net corporate allocation expenses, primarily related to separation and transaction costs, in the three and six months ended June 30, 2023 totaled $54 million and $89 million, respectively. These expenses were primarily included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
Royalty Income and R&D Income from Former Parent
The Company participated in royalty arrangements and provided applications testing and other R&D services to the Former Parent prior to the Spin-Off. See Note 4, “Other operating expense, net” for additional information.

Net Transfers from (to) Former Parent
Net transfers from (to) Former Parent are included within Former Parent investment in the Condensed Consolidated Statements of Changes in Equity. The components of the transfers from (to) Former Parent are as follows:

Six Months Ended June 30,
(in millions)	2023
General financing activities	$(63)
Cash pooling and other equity settled balances with Former Parent	(32)
Related-party notes converted to equity	260
Corporate allocations	89
Research and development income from Former Parent	(2)
Total net transfers from Former Parent	$252
Exclude non-cash items:
Stock-based compensation	$(4)
Other non-cash activities with Former Parent, net	15
Related-party notes converted to equity	(260)
Cash pooling and intercompany financing activities with Former Parent, net	55
Total net transfers to Former Parent per Condensed Consolidated Statements of Cash Flow	$58
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

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Basic earnings per share:
Net earnings	$14	$35	$43	$70
Weighted average shares of common stock outstanding	44.8	47.0	45.5	47.0
Basic earnings per share of common stock	$0.31	$0.74	$0.95	$1.49

Diluted earnings per share:
Net earnings	$14	$35	$43	$70
Weighted average shares of common stock outstanding	44.8	47.0	45.5	47.0
Effect of stock-based compensation	0.9	—	0.6	—
Weighted average shares of common stock outstanding including dilutive shares	45.7	47.0	46.1	47.0
Diluted earnings per share of common stock	$0.31	$0.74	$0.93	$1.49

NOTE 18     REPORTABLE SEGMENTS AND RELATED INFORMATION
The Company’s business is comprised of two reportable segments, which are further described below. These segments are strategic business groups, which are managed separately as each represents a specific grouping of related automotive components and systems.
•Fuel Systems. This segment provides advanced fuel injection systems, fuel delivery modules, canisters, sensors, electronic control modules and associated software. Our highly engineered fuel injection systems portfolio includes pumps, injectors, fuel rail assemblies, engine control modules, and complete systems, including software and calibration services, that are designed to reduce emissions and improve fuel economy for traditional and hybrid applications.
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

The following tables show segment information and Segment AOI for the Company’s reportable segments:
Net Sales by Reportable Segment

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(in millions)	Customers	Inter-segment	Net	Customers	Inter-segment	Net
Fuel Systems	$518	$69	$587	$1,045	$118	$1,163
Aftermarket	350	5	355	686	7	693
Inter-segment eliminations	—	(74)	(74)	—	(125)	(125)
Total	$868	$—	$868	$1,731	$—	$1,731

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(in millions)	Customers	Inter-segment	Net	Customers	Inter-segment	Net
Fuel Systems	$551	$56	$607	$1,060	$114	$1,174
Aftermarket	336	3	339	662	7	669
Inter-segment eliminations	—	(59)	(59)	—	(121)	(121)
Total	$887	$—	$887	$1,722	$—	$1,722
Segment Adjusted Operating Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Fuel Systems	$52	$62	$107	$105
Aftermarket	53	49	113	97
Segment AOI	105	111	220	202
Corporate, including stock-based compensation	21	5	39	9
Separation and transaction costs	3	41	20	59
Intangible asset amortization expense	7	7	14	14
Restructuring expense	3	2	5	6
Equity in affiliates' earnings, net of tax	(2)	(3)	(5)	(6)
Interest expense	39	6	61	12
Interest income	(4)	(2)	(8)	(5)
Other postretirement expense (income), net	1	(1)	1	(1)
Earnings before income taxes	37	56	93	114
Provision for income taxes	23	21	50	44
Net earnings	$14	$35	$43	$70

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

Forward-looking statements are subject to risks, uncertainties, and factors relating to our business and operations, all of which are difficult to predict and which could cause our actual results to differ materially from the expectations expressed in or implied by such forward-looking statements. Risks, uncertainties, and factors that could cause actual results to differ materially from those implied by these forward-looking statements include, but are not limited to: adverse changes in general business and economic conditions, including recessions, adverse market conditions or downturns impacting the vehicle and industrial equipment industries; our ability to deliver new products, services and technologies in response to changing consumer preferences, increased regulation of greenhouse gas emissions, and acceleration of the market for electric vehicles; competitive industry conditions; failure to identify, consummate, effectively integrate or realize the expected benefits from acquisitions or partnerships; pricing pressures from original equipment manufacturers (OEMs); inflation rates and volatility in the costs of commodities used in the production of our products; changes in U.S. administrative policy, including changes to existing trade agreements and any resulting changes in international trade relations; our ability to protect our intellectual property; failure of or disruption in our information technology infrastructure, including a disruption related to cybersecurity; our ability to identify, attract, retain and develop a qualified global workforce; difficulties launching new vehicle programs; failure to achieve the anticipated savings and benefits from restructuring and product portfolio optimization actions; extraordinary events (including natural disasters or extreme weather events), political disruptions, terrorist attacks, pandemics or other public health crises, and acts of war; risks related to our international operations; the impact of economic, political, and market conditions on our business in China; our reliance on a limited number of OEM customers; supply chain disruptions; work stoppages, production shutdowns and similar events or conditions; governmental investigations and related proceedings regarding vehicle emissions standards, including the ongoing investigation into diesel defeat devices; current and future environmental and health and safety laws and regulations; the impact of climate change and regulations related to climate change, including new and evolving greenhouse gas emissions regulations in California, the U.S. and European Union; liabilities related to product warranties, litigation and other claims; compliance with legislation, regulations, and policies, investigations and legal proceedings, and new interpretations of existing rules and regulations; tax audits and changes in tax laws or tax rates taken by taxing authorities; volatility in the credit market environment; impairment charges on goodwill and indefinite-lived intangible assets; the impact of changes in interest rates and asset returns on our pension funding obligations; the impact of restrictive covenants and requirements in the agreements governing our indebtedness on our financial and operating flexibility; our ability to achieve some or all of the benefits that we expect to achieve from the Spin-off; other risks relating to the Spin-off, including a determination that the Spin-off does not qualify as tax-free for U.S. federal income tax purposes, restrictions and obligations under the Tax Matters Agreement, and our or BorgWarner Inc.’s failure to perform under, and any dispute relating to, the various transaction agreements; and other risks and uncertainties described in our reports filed from time to time with the Securities and Exchange Commission (SEC).

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
PHINIA is a leader in the development, design and manufacture of integrated components and systems that are designed to optimize performance, increase efficiency and reduce emissions for combustion and hybrid propulsion systems for commercial vehicles and industrial applications (medium-duty and heavy-duty trucks, off-highway construction, marine, aviation, and agricultural) and light vehicles (passenger cars, trucks, vans and sport-utility). We are a global supplier to most major OEMs seeking to meet evolving and increasingly stringent global regulatory requirements and satisfy consumer demands for an enhanced user experience. Additionally, we offer a wide range of OES solutions and remanufactured products as well as an expanded range of products for the independent (non-OEM) aftermarket.
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
Outlook
We expect strong earnings and cash generation in 2024 as we expect to continue to drive operational efficiencies, exit agreements with our Former Parent and grow our Aftermarket sales. On the original equipment (OE) side, industry-wide commercial vehicle (CV) volumes in 2024 are expected to decline by low double digit percentages in North America and Europe, while global light vehicle (LV) volumes are expected to have a modest decline in 2024. Assuming constant foreign exchange rates, we expect a modest year-over-year decline in sales despite strong growth in our Aftermarket segment.
The Company maintains a positive long-term outlook for its global business and is committed to new product development and strategic investments to enhance its product leadership strategy. There are several trends that are driving the Company’s long-term growth that management expects to continue, including market share expansion in the CV market, growth in overall vehicle parc that supports aftermarket demand, increased consumer interest in hybrid and plug-in vehicles, and adoption of additional product offerings enabling zero- and lower-carbon fuel solutions for combustion vehicles. In addition, we believe we are well positioned to continue to expand our differentiated offerings and capabilities across electronics, software and complete systems.

Relationship with BorgWarner
Historically, we have relied on BorgWarner to provide various corporate functions. Following the Spin-Off, BorgWarner has not provided us with assistance other than the limited transition and other services described under the heading “Certain Relationships and Related Party Transactions” in the Company’s proxy statement for its 2024 Annual Meeting of Stockholders filed on March 27, 2024. The Company entered into several agreements with BorgWarner that govern the relationship between the parties following the Spin-Off that are described in our Form 8-K filed on July 7, 2023. BorgWarner was only obligated to provide the transition services for limited periods following the completion of the Spin-Off. As of June 30, 2024, the Company has successfully exited all transition services agreements. We have installed and implemented information technology infrastructure to support certain of our business functions, including accounting and financial reporting, human resources, legal and compliance, communications, engineering, manufacturing and distribution, and sourcing.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023
The following table presents a summary of the Company’s operating results:

	Three Months Ended June 30,
(in millions)	2024		2023
Net sales		% of net sales		% of net sales
Fuel Systems	$587	67.6%	$607	68.4%
Aftermarket	355	40.9%	339	38.2%
Inter-segment eliminations	(74)	(8.5)%	(59)	(6.6)%
Total net sales	868	100.0%	887	100.0%
Cost of sales	680	78.3%	698	78.7%
Gross profit	188	21.7%	189	21.3%
Selling, general and administrative expenses	112	12.9%	103	11.6%
Other operating expense, net	5	0.6%	30	3.4%
Operating income	71	8.2%	56	6.3%
Equity in affiliates’ earnings, net of tax	(2)	(0.2)%	(3)	(0.3)%
Interest expense	39	4.5%	6	0.7%
Interest income	(4)	(0.5)%	(2)	(0.2)%
Other postretirement expense (income), net	1	0.1%	(1)	(0.1)%
Earnings before income taxes	37	4.3%	56	6.2%
Provision for income taxes	23	2.6%	21	2.4%
Net earnings	$14	1.7%	$35	3.8%
Net sales
Net sales for the three months ended June 30, 2024 totaled $868 million, a decrease of $19 million, or 2%, compared to the three months ended June 30, 2023. The change in net sales for the three months ended June 30, 2024 was primarily driven by the following:
•Unfavorable volume and mix decreased sales by approximately $18 million, or 2%. This decrease was primarily driven by lower commercial vehicle sales in Europe and lower light vehicle sales in China within the Fuel Systems segment, partially offset by favorable mix in Europe within the Aftermarket segment.

•Fluctuations in foreign currencies resulted in a period-over-period decrease in sales of approximately $6 million, primarily due to the weakening of the Chinese Renminbi, Euro, and Brazilian Real relative to the U.S. Dollar.
•Customer pricing was flat period over period, primarily due to current period commodity pass-through increases in the Aftermarket segment, offset by a one-time commodity recovery payment in the second quarter of 2023.
•Sales increased $5 million related to certain contract manufacturing agreements with Former Parent that were entered into in connection with the Spin-Off. Sales from these agreements are not expected to continue beyond 2024.
Cost of sales and gross profit
Cost of sales and cost of sales as a percentage of net sales were $680 million and 78%, respectively, during the three months ended June 30, 2024, compared to $698 million and 79%, respectively, during the three months ended June 30, 2023. The decrease of $18 million in cost of sales for the three months ended June 30, 2024 was primarily driven by the following:
•Lower sales volume and mix decreased cost of sales by approximately $14 million. This decrease was primarily driven by lower commercial vehicle sales in Europe and lower light vehicles sales in China in the Fuel Systems segment, as well as favorable mix in Europe within the Aftermarket segment.
•Cost of sales decreased by approximately $13 million due to lower supplier-related and inflationary costs.
•Fluctuations in foreign currencies resulted in a period-over-period decrease in cost of sales of approximately $6 million primarily due to the weakening of the Chinese Renminbi, Euro, and Brazilian Real relative to the U.S. Dollar.
•Employee costs increased cost of sales by $3 million compared to the three months ended June 30, 2023, primarily related to inflation and incentive compensation.
•Cost of sales increased $5 million related to certain contract manufacturing agreements with Former Parent that were entered into in connection with the Spin-Off.
•Other manufacturing costs increased cost of sales by $7 million compared to the three months ended June 30, 2023.
Gross profit and gross margin were $188 million and 22%, respectively, during the three months ended June 30, 2024 compared to $189 million and 21%, respectively, during the three months ended June 30, 2023. The increase in gross margin was primarily due to the factors discussed above.
Selling, general and administrative expenses (“SG&A”)
SG&A for the three months ended June 30, 2024 was $112 million as compared to $103 million for the three months ended June 30, 2023. SG&A as a percentage of net sales was 13% and 12% for the three months ended June 30, 2024 and 2023, respectively. SG&A was comprised of the following:
•Employee-related costs were $42 million for the three months ended June 30, 2024, an increase of $11 million compared to the three months ended June 30, 2023, primarily due to inflation, incentive compensation, and increases in headcount associated with the transition to a standalone company.
•R&D costs were $30 million for the three months ended June 30, 2024, an increase of $2 million compared to the three months ended June 30, 2023. R&D costs, net of customer reimbursements, were 3.5% of net sales in the three months ended June 30, 2024, compared to 3.2% of net sales in the three months ended June 30, 2023. The Company will continue to invest in R&D programs, which are necessary to support short- and long-term growth. The Company’s current long-term expectation for R&D spending is 3% of net sales.
•Intangible amortization expense was $7 million for the three months ended June 30, 2024, flat compared to the three months ended June 30, 2023.
•IT costs incurred directly by the Company were $6 million for the three months ended June 30, 2024, a decrease of $1 million compared to the three months ended June 30, 2023.
•Other SG&A costs were $27 million for the three months ended June 30, 2024, a decrease of $3 million compared to the three months ended June 30, 2023.
Other operating expense, net
Other operating expense, net was $5 million and $30 million for the three months ended June 30, 2024 and 2023, respectively. Refer to Note 4, “Other operating expense, net,” for more information. Other operating expense, net was comprised of the following:
•For the three months ended June 30, 2024 and 2023, separation and transaction costs were $3 million and $41 million, respectively, primarily related to professional fees associated with the Spin-Off.
•Restructuring expense was $3 million and $2 million for the three months ended June 30, 2024 and 2023, respectively, related to individually approved restructuring actions that primarily related to reductions in headcount. The Company continues to evaluate different options across its operations to reduce existing structural costs. As we continue to assess our performance and the needs of our business, additional restructuring could be required and may have a significant cost.
•For the three months ended June 30, 2023, the Company recognized income related to application testing and other R&D services for other BorgWarner businesses of $1 million. The services stopped after the Spin-Off was completed.
•For the three months ended June 30, 2023, the Company recognized royalty income related to licensing of the Delphi Technologies trade name and product-related intellectual properties to other BorgWarner businesses in the amount of $12 million. The royalty arrangements stopped after the Spin-Off was completed.
Equity in affiliates’ earnings, net of tax
Equity in affiliates’ earnings, net of tax was $2 million and $3 million in the three months ended June 30, 2024 and 2023, respectively. This line item is driven by the results of the Company’s unconsolidated joint venture.
Interest expense
Interest expense was $39 million and $6 million in the three months ended June 30, 2024 and 2023, respectively. The increase was primarily related to the issuance of debt in connection with the Spin-Off, as well as the loss on extinguishment of debt of $20 million during the quarter ended June 30, 2024. See Note 10, “Notes Payable and Debt”, for further discussion of the extinguishment of debt.
Interest income
Interest income was $4 million and $2 million in the three months ended June 30, 2024 and 2023. The increase is primarily due to higher interest rates on higher cash and cash equivalents balances.

Other postretirement expense (income), net
Other postretirement expense (income), net was expense of $1 million and income of $1 million in the three months ended June 30, 2024 and 2023, respectively. The increase in other postretirement expense for the three months ended June 30, 2024 was primarily due to higher interest costs in 2024.
Provision for income taxes
Provision for income taxes was $23 million for the three months ended June 30, 2024 resulting in an effective tax rate of 62%. This compared to $21 million, or 38%, for the three months ended June 30, 2023. The increase was primarily the result of a change in the jurisdictional mix of pre-tax earnings, most notably an increase in pre-tax losses where no benefit is recognized.
For further details, see Note 5, “Income Taxes,” to the Condensed Consolidated Financial Statements for the three months ended June 30, 2024 and 2023.
Adjusted net earnings per diluted share
The Company defines adjusted net earnings per diluted share as net earnings per share adjusted to exclude the tax-effected impact of restructuring expense, separation and transaction costs, intangible asset amortization, impairment charges, other net expenses, and other gains, losses and tax amounts not reflective of the Company’s ongoing operations.

	Three Months Ended June 30,
	2024	2023
Net earnings per diluted share	$0.31	$0.74
Loss on extinguishment of debt	0.33	—
Intangible asset amortization expense	0.13	0.12
Separation and transaction costs	0.05	0.86
Restructuring expense	0.05	0.03
Royalty income from Former Parent	—	(0.19)
Tax adjustments	0.01	0.05
Adjusted net earnings per diluted share	$0.88	$1.61
Results by Reportable Segment for the three months ended June 30, 2024 and 2023
The Company’s business is aggregated into two reportable segments: Fuel Systems and Aftermarket.
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
Segment AOI excludes certain corporate costs, which primarily represent corporate expenses not directly attributable to the individual segments. Corporate expenses not allocated to Segment AOI were $21 million and $5 million for the three months ended June 30, 2024 and 2023, respectively. The increase in corporate expenses in 2024 was primarily related to a decrease in related-party royalty and R&D income from BorgWarner, which did not continue after completion of the Spin-Off, as well as additional costs resulting from operating as a standalone company.

The following table presents Net sales and Segment AOI for the Company’s reportable segments:

	Three Months Ended June 30,
	2024			2023
(in millions)	Net Sales to Customers	Segment AOI	% margin	Net Sales to Customers	Segment AOI	% margin
Fuel Systems	$518	$52	10.0%	$551	$62	11.3%
Aftermarket	350	53	15.1%	336	49	14.6%
Totals	$868	$105		$887	$111
The Fuel Systems segment’s net sales to customers for the three months ended June 30, 2024 decreased $33 million, or 6%, and Segment Adjusted Operating Income decreased $10 million, or 16%, compared to the three months ended June 30, 2023. Foreign currencies resulted in a year-over-year decrease in sales of approximately $6 million primarily due to the weakening of the Chinese Renminbi, Euro, and Brazilian Real relative to the U.S. Dollar. The decrease in net sales excluding the impact of foreign currencies was primarily due to approximately $24 million of unfavorable volume, mix and net new business driven by decreased demand for the Company’s products compared to the prior year, primarily from lower commercial vehicle sales in Europe and lower light vehicle sales in China. The decrease in net sales was also driven by $8 million of pricing, primarily related to non-contractual commercial negotiations with the Company’s customers which did not recur. These were offset by approximately $5 million related to certain contract manufacturing agreements with BorgWarner. Segment Adjusted Operating margin was 10.0% in the three months ended June 30, 2024, compared to 11.3% in the three months ended June 30, 2023. The Segment Adjusted Operating margin decrease was primarily due to non-contractual commercial negotiations with the Company’s customers which did not recur.
The Aftermarket segment’s net sales to customers for the three months ended June 30, 2024 increased $14 million, or 4%, and Segment Adjusted Operating Income increased $4 million, or 8%, from the three months ended June 30, 2023. The increase in net sales was primarily due to $8 million of customer pricing and approximately $6 million of favorable volume, mix, and net new business driven by increased demand for the Company’s products compared to the prior year, primarily in Europe. Segment Adjusted Operating margin was 15.1% in the three months ended June 30, 2024, comparable to 14.6% in the three months ended June 30, 2023. The Segment Adjusted Operating margin increase was primarily driven by favorable mix and customer pricing.

Six Months Ended June 30, 2024 vs. Six Months Ended June 30, 2023
The following table presents a summary of the Company’s operating results:

	Six Months Ended June 30,
(in millions)	2024		2023
Net sales		% of net sales		% of net sales
Fuel Systems	$1,163	67.2%	$1,174	68.1%
Aftermarket	693	40.0	669	38.9
Inter-segment eliminations	(125)	(7.2)	(121)	(7.0)
Total net sales	1,731	100.0	1,722	100.0
Cost of sales	1,351	78.0	1,361	79.0
Gross profit	380	22.0	361	21.0
Selling, general and administrative expenses	216	12.5	202	11.7
Other operating expense, net	22	1.3	45	2.6
Operating income	142	8.2	114	6.7
Equity in affiliates’ earnings, net of tax	(5)	(0.3)	(6)	(0.3)
Interest expense	61	3.5	12	0.7
Interest income	(8)	(0.5)	(5)	(0.3)
Other postretirement expense (income), net	1	0.1	(1)	(0.1)
Earnings before income taxes	93	5.4	114	6.7
Provision for income taxes	50	2.9	44	2.6
Net earnings	$43	2.5%	$70	4.1%
Net sales
Net sales for the six months ended June 30, 2024 totaled $1,731 million, an increase of $9 million, or 1%, compared to the six months ended June 30, 2023. The change in net sales for the six months ended June 30, 2024 was primarily driven by the following:
•Sales increased $22 million related to certain contract manufacturing agreements with Former Parent that were entered into in connection with the Spin-Off. Sales from these agreements are not expected to continue beyond 2024.
•Customer pricing increased net sales by approximately $12 million. This is primarily related to an increase in recoveries of cost inflation from the Company’s customers due to non-contractual commercial negotiations with those customers and normal contractual customer commodity pass-through arrangements.
•Unfavorable volume and mix decreased sales by approximately $25 million, or 1%. This decrease was primarily driven by lower commercial vehicle sales in Europe and lower light vehicle sales in China within the FS segment.
Cost of sales and gross profit
Cost of sales and cost of sales as a percentage of net sales were $1,351 million and 78%, respectively, during the six months ended June 30, 2024, compared to $1,361 million and 79%, respectively, during the six months ended June 30, 2023. The decrease of $10 million in cost of sales for the six months ended June 30, 2024 was primarily driven by the following:
•Cost of sales was impacted by lower supplier-related and inflationary costs of approximately $32 million arising primarily from supplier savings and a lump sum supplier settlement of $7 million.
•Lower sales volume, mix and net new business decreased cost of sales by approximately $28 million. This decrease was primarily driven by lower commercial vehicle sales in Europe and lower light vehicle sales in China in the Fuel Systems segment, as well as favorable mix in Europe within the Aftermarket segment.
•Other manufacturing costs increased cost of sales by $14 million compared to the six months ended June 30, 2023.
•Employee costs increased cost of sales by $14 million, primarily related to inflation and incentive compensation.
•Cost of sales increased $22 million related to certain contract manufacturing agreements with Former Parent that were entered into in connection with the Spin-Off.
Gross profit and gross margin were $380 million and 22%, respectively, during the six months ended June 30, 2024 compared to $361 million and 21%, respectively, during the six months ended June 30, 2023. The increase in gross margin was primarily due to the factors discussed above.
Selling, general and administrative expenses
SG&A for the six months ended June 30, 2024 was $216 million as compared to $202 million for the six months ended June 30, 2023. SG&A as a percentage of net sales was 13% and 12% for the six months ended June 30, 2024 and 2023, respectively. SG&A was comprised of the following:
•Employee-related costs were $77 million for the six months ended June 30, 2024, an increase of $14 million, primarily due to inflation, incentive compensation, and increases in headcount associated with the transition to a standalone company.
•R&D costs were $57 million for the six months ended June 30, 2024. This includes gross R&D expenditures of $104 million, comprised primarily of employee costs, offset by customer reimbursements of $47 million, which represent recovery of costs incurred. R&D costs remained flat compared to the six months ended June 30, 2023. R&D costs, net of customer reimbursements, were 3.3% of net sales in both the six months ended June 30, 2024 and 2023. The Company’s current long-term expectation for R&D spending is approximately 3% of net sales.
•IT costs incurred directly by the Company were $14 million for the six months ended June 30, 2024 and 2023.
•Intangible amortization expense was $14 million for the six months ended June 30, 2024 and 2023.
•Other SG&A costs were $54 million for the six months ended June 30, 2024, flat compared to the six months ended June 30, 2023.
Other operating expense, net
Other operating expense, net was $22 million and $45 million for the six months ended June 30, 2024 and 2023, respectively. Refer to Note 4, “Other operating expense, net,” for more information. Other operating expense, net was comprised of the following:

•For the six months ended June 30, 2024 and 2023, separation and transaction costs were $20 million and $59 million, respectively, primarily related to professional fees associated with the Spin-Off.
•Restructuring expense was $5 million and $6 million for the six months ended June 30, 2024 and 2023, respectively, related to individually approved restructuring actions that primarily related to reductions in headcount. The Company continues to evaluate different options across its operations to reduce existing structural costs. As we continue to assess our performance and the needs of our business, additional restructuring could be required and may have a significant cost.
•For the six months ended June 30, 2023, the Company recognized income related to application testing and other R&D services for other BorgWarner businesses of $2 million. The R&D services stopped after the Spin-Off was completed.
•For the six months ended June 30, 2023, the Company recognized royalty income related to licensing of the Delphi Technologies trade name and product-related intellectual properties to other BorgWarner businesses in the amount of $17 million. These royalty arrangements have not continued subsequent to the completion of the Spin-Off.
Equity in affiliates’ earnings, net of tax
Equity in affiliates’ earnings, net of tax was $5 million and $6 million in the six months ended June 30, 2024 and 2023, respectively. This line item is driven by the results of the Company’s unconsolidated joint venture.
Interest expense
Interest expense was $61 million and $12 million in the six months ended June 30, 2024 and 2023, respectively. The increase from 2023 to 2024 was primarily related to the issuance of debt in connection with the Spin-Off as well as the loss on extinguishment of debt of $20 million during the quarter ended June 30, 2024. See Note 10, “Notes Payable and Debt”, for further discussion of the extinguishment of debt.
Interest income
Interest income was $8 million and $5 million in the six months ended June 30, 2024 and 2023, respectively. The increase is primarily due to higher interest rates on higher cash and cash equivalents balances.
Other postretirement expense (income), net
Other postretirement expense (income), net was expense of $1 million and income of $1 million in the six months ended June 30, 2024 and 2023, respectively. The increase in other postretirement expense for the six months ended June 30, 2024 was primarily due to higher interest costs in 2024.
Provision for income taxes
Provision for income taxes was $50 million for the six months ended June 30, 2024 resulting in an effective tax rate of 54%. This compared to $44 million, or 39%, for the six months ended June 30, 2023. The increase was primarily the result of a change in the jurisdictional mix of pre-tax earnings, most notably an increase in pre-tax losses where no benefit is recognized.
For further details, see Note 5, “Income Taxes,” to the Condensed Consolidated Financial Statements for the six months ended June 30, 2024 and 2023.

Adjusted net earnings per diluted share
The Company defines adjusted net earnings per diluted share as net earnings per share adjusted to exclude the tax-effected impact of restructuring expense, separation and transaction costs, intangible asset amortization, impairment charges, other net expenses, and other gains, losses and tax amounts not reflective of the Company’s ongoing operations.

	Six Months Ended June 30,
	2024	2023
Net earnings per diluted share	$0.93	$1.49
Separation and transaction costs	0.40	1.24
Loss on extinguishment of debt	0.33	—
Intangible asset amortization expense	0.26	0.27
Restructuring expense	0.09	0.09
Royalty income from Former Parent	—	(0.30)
Tax adjustments	(0.03)	0.01
Adjusted net earnings per diluted share	$1.98	$2.80
Results by Reportable Segment for the six months ended June 30, 2024 and 2023
The following table presents Net sales and Segment AOI for the Company’s reportable segments:

	Six Months Ended June 30,
	2024			2023
(in millions)	Net Sales to Customers	Segment AOI	% margin	Net Sales to Customers	Segment AOI	% margin
Fuel Systems	$1,045	$107	10.2%	$1,060	$105	9.9%
Aftermarket	686	113	16.5%	662	97	14.7%
Totals	$1,731	$220		$1,722	$202
The Fuel Systems segment’s net sales to customers for the six months ended June 30, 2024 decreased $15 million, or 1%, and Segment Adjusted Operating Income increased $2 million, or 2%, compared to the six months ended June 30, 2023. Foreign currencies resulted in a period-over-period decrease in sales of approximately $6 million primarily due to the weakening of the Chinese Renminbi, partially offset by the strengthening of the British Pound relative to the U.S. Dollar. The decrease excluding the impact of foreign currencies was primarily due to approximately $30 million of unfavorable volume, mix and net new business driven by lower commercial vehicle sales in Europe and $1 million of customer pricing. This was offset by $22 million related to certain contract manufacturing agreements with BorgWarner. Segment Adjusted Operating margin was 10.2% in the six months ended June 30, 2024, compared to 9.9% in the six months ended June 30, 2023. The Segment Adjusted Operating margin increase was primarily due to a lump sum supplier settlement offset by product volume and mix.
The Aftermarket segment’s net sales to customers for the six months ended June 30, 2024 increased $24 million, or 4%, and Segment Adjusted Operating Income increased $16 million, or 16%, from the six months ended June 30, 2023. Foreign currencies resulted in a year-over-year increase in sales of approximately $6 million primarily due to the strengthening of the British Pound relative to the U.S. Dollar. The increase excluding the impact of foreign currencies was primarily due to approximately $13 million of pricing and approximately $5 million of favorable volume, mix and net new business driven by increased demand for the Company’s products, primarily in the Americas. Segment Adjusted Operating margin was

16.5% in the six months ended June 30, 2024, comparable to the 14.7% in the six months ended June 30, 2023. The Segment Adjusted Operating margin increase was primarily due to customer pricing.
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
At June 30, 2024 and December 31, 2023, the Company had $339 million and $365 million of cash and cash equivalents, respectively, of which $329 million and $347 million, respectively, was held by our subsidiaries outside of the United States. We believe our existing cash and cash flows generated from operations and indebtedness incurred in conjunction with the Spin-Off discussed below will be responsive to the needs of our current and planned operations for at least the next 12 months and the foreseeable future thereafter.
Credit Agreement
On July 3, 2023, the Company entered into a $1.225 billion Credit Agreement (the Credit Agreement) consisting of a $500 million revolving credit facility (the Revolving Facility), a $300 million Term Loan A Facility (the Term Loan A Facility) and a $425 million Term Loan B Facility (the Term Loan B Facility; together with the Revolving Facility and the Term Loan A Facility, collectively, the Facilities) in connection with the Spin-Off that occurred on the same date. As of June 30, 2024, the outstanding principal balance of the Term Loan A Facility was $296 million, and the Company had no outstanding borrowings under the Revolving Facility. As of June 30, 2024, the Company had availability under the Revolving Facility of $499 million. The Term Loan B Facility was fully repaid in connection with the issuance of the 6.75% Senior Secured Notes due 2029 on April 4, 2024, as discussed below.
Issuance of Senior Notes
On April 4, 2024, the Company issued $525 million aggregate principal amount of 6.75% Senior Secured Notes due 2029 (the 2029 Notes) pursuant to an indenture among the Company, as issuer, certain subsidiaries of the Company named as guarantors, and U.S. Bank Trust Company, National Association, as trustee and as collateral agent. The 2029 Notes were sold to investors at 100% plus accrued interest, if any, from April 4, 2024 in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended. The net proceeds of the offering of the 2029 Notes were used to repay all of the Company’s outstanding borrowings and accrued interest under the Term Loan B Facility and the Revolving Facility, and to pay fees and expenses in connection with the offering. During the second quarter of 2024, the Company recorded a non-cash pre-tax loss on extinguishment of $20 million related to the difference between the repayment amount and net carrying amount of the Term Loan B Facility.

Refer to Note 10. “Notes Payable And Debt” for further information on the Credit Agreement and the 2029 Notes.
Cash Flows
Operating Activities
Net cash provided by operating activities was $140 million and $33 million in the six months ended June 30, 2024 and 2023, respectively. The change in cash from operating activities for the six months ended

June 30, 2024 compared with the six months ended June 30, 2023, was primarily due to working capital changes.
Investing Activities
Net cash used in investing activities was $59 million and $80 million in the six months ended June 30, 2024 and 2023, respectively, primarily related to capital expenditures. As a percentage of sales, capital expenditures were 3.5% and 4.6% for the six months ended June 30, 2024 and 2023, respectively.
Financing Activities
Net cash used in financing activities was $126 million in the six months ended June 30, 2024 primarily related to the repayment of Term Loan B Facility, stock repurchases, dividend payments to PHINIA stockholders and issuance of the 2029 Notes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates disclosures appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies And Estimates,” in the Company’s Form 10-K for the fiscal year ended December 31, 2023 (Form 10-K), filed on February 28, 2024. There were no material changes to this information during the quarter ended June 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk appear in “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” and “Risk Factors” in the Company’s Form 10-K filed on February 28, 2024. There were no material changes to this information during the quarter ended June 30, 2024.

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

Item 1A. Risk Factors
We face a number of risks and uncertainties that could materially and adversely affect our business, financial condition or results of operations. A discussion of our risk factors can be found in Part I, Item 1A. Risk Factors in the Company’s Form 10-K filed on February 28, 2024. Readers should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. During the three months ended June 30, 2024, there were no material changes to our previously disclosed risk factors.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
In August 2023, the Company’s Board of Directors authorized a $150 million share repurchase program. As of June 30, 2024, the Company repurchased $137 million of common stock under its repurchase program. Under the repurchase program, shares may be repurchased in open market transactions, privately negotiated transactions, or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans in compliance with SEC requirements. The exact amount and timing of any purchases will depend on a number of factors, including trading price, trading volume, and general market conditions. The repurchase program has no expiration date and may be suspended, discontinued, or resumed at any time. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued.

The following table provides information about the Company’s purchases of its equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the quarter ended June 30, 2024:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in millions)
April 1, 2024 - April 30, 2024
Common Stock Repurchase Program	—	—	—	$103
Employee transactions	463	$39.57	—
May 1, 2024 - May 31, 2024
Common Stock Repurchase Program	1,596,924	$43.01	1,596,924	$34
June 1, 2024 - June 30, 2024
Common Stock Repurchase Program	487,921	$43.68	487,921	$13

Item 5. Other Information
Trading Arrangements
During the six months ended June 30, 2024, none of the individuals serving as the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, at that time adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
Date: July 30, 2024