Form 10-Q
period 2024-09-30
PHINIA INC.
filed 2024-10-31
CIK 1968915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 25, 2024, the registrant had 42,058,194 shares of voting common stock outstanding.

PHINIA INC.
FORM 10-Q
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PHINIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	September 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$477	$365
Receivables, net	920	1,017
Inventories	486	487
Prepayments and other current assets	93	58
Total current assets	1,976	1,927

Property, plant and equipment, net	882	921
Investments and long-term receivables	125	115
Goodwill	496	499
Other intangible assets, net	397	417
Other non-current assets	148	162
Total assets	$4,024	$4,041

LIABILITIES AND EQUITY
Short-term borrowings and current portion of long-term debt	$—	$89
Accounts payable	588	639
Other current liabilities	434	420
Total current liabilities	1,022	1,148

Long-term debt	987	709
Retirement-related liabilities	137	132
Other non-current liabilities	174	165
Total liabilities	2,320	2,154

Commitments and contingencies (Note 16)

Common stock	1	1
Additional paid-in capital	1,974	2,031
Retained earnings	50	9
Accumulated other comprehensive loss	(115)	(131)
Treasury stock	(206)	(23)
Total equity	1,704	1,887
Total liabilities and equity	$4,024	$4,041
See accompanying Notes to Condensed Consolidated Financial Statements.

PHINIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Net sales	$839	$896	$2,570	$2,618
Cost of sales	652	719	2,003	2,080
Gross profit	187	177	567	538

Selling, general and administrative expenses	108	104	324	306
Other operating expense, net	13	27	35	72
Operating income	66	46	208	160

Equity in affiliates’ earnings, net of tax	(3)	(2)	(8)	(8)
Interest income	(4)	(4)	(12)	(9)
Interest expense	20	22	81	34
Other postretirement expense (income), net	—	—	1	(1)
Earnings before income taxes	53	30	146	144

Provision for income taxes	22	31	72	75

Net earnings (loss)	$31	$(1)	$74	$69

Earnings (loss) per share — basic	$0.72	$(0.02)	$1.66	$1.46

Earnings (loss) per share— diluted	$0.70	$(0.02)	$1.63	$1.46

Weighted average shares outstanding:
Basic	43.1	47.0	44.7	47.0
Diluted	44.1	47.0	45.4	47.0
See accompanying Notes to Condensed Consolidated Financial Statements.

PHINIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net earnings (loss)	$31	$(1)	$74	$69

Other comprehensive income (loss)
Foreign currency translation adjustments(1)	59	(46)	20	(16)
Defined benefit pension plans(1)	(2)	(2)	(4)	(3)
Hedge instruments(1)	—	(1)	—	(3)
Total other comprehensive income (loss)	57	(49)	16	(22)

Comprehensive income (loss)	$88	$(50)	$90	$47
_____________
(1) Net of income taxes.
See accompanying Notes to Condensed Consolidated Financial Statements.

PHINIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2024	2023
OPERATING
Net cash provided by operating activities (see Note 20)	$235	$188
INVESTING
Capital expenditures, including tooling outlays	(85)	(117)
Payments for investment in equity securities	(1)	(2)
Proceeds from asset disposals and other, net	2	2
Net cash used in investing activities	(84)	(117)
FINANCING
Proceeds from issuance of long-term debt, net of discount	975	708
Payments for debt issuance costs	(15)	(14)
Repayments of debt, including current portion	(722)	(1)
(Repayments) borrowings under Revolving Facility	(75)	75
Dividends paid to PHINIA stockholders	(33)	(12)
Payments for purchase of treasury stock	(188)	(9)
Payments for stock-based compensation items	(3)	—
Cash outflows related to debt due to Former Parent	—	(728)
Cash inflows related to debt due from Former Parent	—	36
Net transfers to Former Parent	—	(5)
Net cash (used in) provided by financing activities	(61)	50
Effect of exchange rate changes on cash	22	(5)
Net increase in cash and cash equivalents	112	116
Cash and cash equivalents at beginning of year	365	251
Cash and cash equivalents at end of period	$477	$367
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

NOTE 1     BASIS OF PRESENTATION
Prior to the Spin-Off on July 3, 2023, the historical financial statements of PHINIA were prepared on a standalone combined basis and were derived from BorgWarner’s consolidated financial statements and accounting records as if the Fuel Systems and Aftermarket businesses of BorgWarner had been part of PHINIA for all periods presented. Accordingly, for periods prior to July 3, 2023, our financial statements are presented on a combined basis and for the periods subsequent to July 3, 2023 are presented on a consolidated basis (all periods hereinafter are referred to as “consolidated financial statements”). The Company's Condensed Consolidated Financial Statements were prepared in accordance with accounting principles in the United States of America (U.S. GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements were condensed or omitted as permitted by such rules and regulations. In the opinion of management, all normal recurring adjustments necessary for a fair statement of results have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The balance sheet as of December 31, 2023 was derived from the audited financial statements as of that date. Certain amounts for the prior periods presented were reclassified to conform to the current period presentation. The Company has also corrected for certain immaterial errors that impacted balance sheet footnote disclosures as of December 31, 2023.
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
A portion of BorgWarner’s total corporate expenses were allocated to the Company for services rendered by BorgWarner prior to the Spin-Off. These expenses included the cost of corporate functions and resources, including, but not limited to, executive management, finance, accounting, legal, human resources, research and development and sales. Additionally, a portion of the Company’s corporate expenses were allocated to BorgWarner for charges incurred related to subsidiaries of BorgWarner historically supported by the Company, primarily related to information technology. These expenses were allocated based on direct usage when identifiable or, when not directly identifiable, on the basis of proportional net revenues, legal entities, headcount or weighted-square footage, as applicable. The Company considers the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to, or the benefit received by, both the Company and BorgWarner during the periods presented. However, the allocations may not reflect the expenses the Company would have incurred if the Company had been a standalone company for the periods presented prior to July 3, 2023. For the nine months ended September 30, 2023, net corporate allocation expenses totaled $89 million. Corporate allocation expenses were primarily included in Selling, general and administrative expenses.
New Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” It requires incremental disclosures related to an entity’s reportable segments, primarily through enhanced disclosures about significant segment expenses. This guidance is effective for annual reporting periods beginning after December 15, 2023, and interim reporting periods beginning after December 15, 2024. The Company will provide the incremental disclosures in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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
Generally, revenue is recognized upon shipment or delivery; however, a limited number of the Company’s customer arrangements for its highly customized products with no alternative use provide the Company with the right to payment during the production process. As a result, for these limited arrangements, revenue is recognized as goods are produced and control transfers to the customer using the input cost-to-cost method. The Company recorded a contract asset of $1 million at September 30, 2024 and

December 31, 2023 for these arrangements. These amounts are reflected in Prepayments and other current assets in the Company’s Condensed Consolidated Balance Sheets.
In limited instances, certain customers have provided payments in advance of receiving related products, typically at the onset of an arrangement prior to the beginning of production. As of September 30, 2024, the balance of contract liabilities was $7 million, of which $3 million was reflected in Other current liabilities and $4 million was reflected in Other non-current liabilities. As of December 31, 2023, the balance of contract liabilities was $7 million, of which $6 million was reflected in Other current liabilities and $1 million was reflected as Other non-current liabilities. These amounts are reflected as revenue over the term of the arrangement (typically three to seven years) as the underlying products are shipped and represent the Company’s remaining performance obligations as of the end of the period.
The following table represents a disaggregation of revenue from contracts with customers by reportable segment and region for the three and nine months ended September 30, 2024 and 2023. Refer to Note 19, “Reportable Segments And Related Information” to the Condensed Consolidated Financial Statements, for more information.

	Three Months Ended September 30, 2024
(In millions)	Fuel Systems	Aftermarket	Total
Americas	$172	$195	$367
Europe	199	141	340
Asia	113	19	132
Total	$484	$355	$839

	Three Months Ended September 30, 2023
(In millions)	Fuel Systems	Aftermarket	Total
Americas	$199	$193	$392
Europe	232	122	354
Asia	130	20	150
Total	$561	$335	$896

	Nine Months Ended September 30, 2024
(In millions)	Fuel Systems	Aftermarket	Total
Americas	$536	$579	$1,115
Europe	653	403	1,056
Asia	340	59	399
Total	$1,529	$1,041	$2,570

	Nine Months Ended September 30, 2023
(In millions)	Fuel Systems	Aftermarket	Total
Americas	$537	$591	$1,128
Europe	711	350	1,061
Asia	373	56	429
Total	$1,621	$997	$2,618

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
The following table presents the Company’s gross and net expenditures on R&D activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Gross R&D expenditures	$50	$45	$154	$143
Customer reimbursements	(24)	(21)	(71)	(62)
Net R&D expenditures	$26	$24	$83	$81
NOTE 4     OTHER OPERATING EXPENSE, NET
Items included in Other operating expense, net consist of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Separation and transaction costs	$4	$25	$24	$84
Restructuring	6	4	11	10
Losses for other one-time events	4	—	4	—
Royalty income from Former Parent	—	—	—	(17)
R&D income from Former Parent	—	—	—	(2)
Other operating income, net	(1)	(2)	(4)	(3)
Other operating expense, net	$13	$27	$35	$72
Separation and transaction costs: During the three and nine months ended September 30, 2024, the Company recorded separation and transaction costs of $4 million and $24 million, respectively. Separation and transaction costs primarily relate to professional fees and other costs associated with the separation of the Company, including the management of certain historical liabilities allocated to the Company in connection with the Spin-Off. During the three and nine months ended September 30, 2023, the Company recorded separation and transaction costs of $25 million and $84 million, respectively, primarily related to professional fees and other costs associated with the separation of the Company.

Restructuring: During the three and nine months ended September 30, 2024, the Company recorded $6 million and $11 million, respectively, of restructuring costs for individually approved restructuring actions that primarily related to reductions in headcount in the Fuel Systems segment. During the three and nine months ended September 30, 2023, the Company recorded $4 million and $10 million, respectively, of restructuring costs for individually approved restructuring actions that primarily related to reductions in headcount in the Fuel Systems segment.

Losses for other one-time events: During the three and nine months ended September 30, 2024, the Company recorded $4 million of costs incurred primarily due to a supplier fire.
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

The Company’s effective tax rate for the three months ended September 30, 2024 and 2023 was 42% and 103%, respectively. The effective tax rate for the three months ended September 30, 2024 decreased as compared to the prior year as a result of a change in the jurisdictional mix of pre-tax earnings, most notably a decrease in pre-tax losses where no benefit is recognized and a decrease in U.S. tax on foreign earnings.

The Company’s effective tax rate for the nine months ended September 30, 2024 and 2023 was 49% and 52%, respectively. The effective tax rate for the nine months ended September 30, 2024 decreased as compared to the prior year as a result of a change in the jurisdictional mix of pre-tax earnings, most notably a decrease in pre-tax losses where no benefit is recognized and a decrease in U.S. tax on foreign earnings.

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

NOTE 6     RECEIVABLES, NET
The table below provides details of Receivables, net as of September 30, 2024 and December 31, 2023:

(in millions)	September 30, 2024	December 31, 2023
Receivables, net:
Customers	$633	$658
Indirect taxes	136	167
Due from Former Parent	102	159
Other	59	44
Gross receivables	930	1,028
Allowance for credit losses	(10)	(11)
Total receivables, net	$920	$1,017
NOTE 7     INVENTORIES
A summary of Inventories is presented below:

(in millions)	September 30, 2024	December 31, 2023
Raw material and supplies	$255	$286
Work-in-progress	45	46
Finished goods	186	155
Inventories	$486	$487

NOTE 8     OTHER CURRENT AND NON-CURRENT ASSETS

(in millions)	September 30, 2024	December 31, 2023
Prepayments and other current assets:
Prepaid taxes	$42	$26
Prepaid engineering	13	3
Prepaid software	10	5
Customer return assets	7	8
Prepaid customer tooling	6	3
Prepaid insurance	6	3
Other	9	10
Total prepayments and other current assets	$93	$58

Investments and long-term receivables:
Long-term receivables	$55	$46
Investment in equity affiliates	48	48
Due from Former Parent	18	17
Investment in equity securities	4	4
Total investments and long-term receivables	$125	$115

Other non-current assets:
Deferred income taxes	$57	$61
Operating leases	55	63
Customer incentive payments	10	10
Other	26	28
Total other non-current assets	$148	$162

NOTE 9     GOODWILL AND OTHER INTANGIBLES
During the fourth quarter of each year, the Company assesses its goodwill and indefinite-lived intangibles assigned to each of its reporting units for impairment by either performing a qualitative assessment or a quantitative analysis. No events or circumstances were noted in the first nine months of 2024 requiring additional assessment or testing.
A summary of the components in the carrying amount of goodwill as of September 30, 2024 and December 31, 2023 is as follows:

(in millions)	Fuel Systems	Aftermarket	Total
Gross goodwill balance, December 31, 2023	$61	$551	$612
Accumulated impairment losses	—	(113)	(113)
Net goodwill balance, December 31, 2023	$61	$438	$499
Goodwill during the period:
Translation adjustment	—	(3)	(3)
Net goodwill balance, September 30, 2024	$61	$435	$496

The Company’s other intangible assets, primarily from acquisitions, consist of the following:

		September 30, 2024			December 31, 2023
(in millions)	Estimated useful lives (years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Patented and unpatented technology	14 - 15	$150	$50	$100	$149	$41	$108
Customer relationships	14 - 15	267	116	151	268	104	164
Total amortized intangible assets		417	166	251	417	145	272
Unamortized trade names		146	—	146	145	—	145
Total other intangible assets		$563	$166	$397	$562	$145	$417

NOTE 10     PRODUCT WARRANTY
The Company provides warranties on some, but not all, of its products. The warranty terms are typically from one to three years. Provisions for estimated expenses related to product warranty are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and industry developments and recoveries from third parties. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. Costs of product recalls, which may include the cost of the product being replaced as well as the customer’s cost of the recall, including labor to remove and replace the recalled part, are accrued as part of the Company’s warranty accrual at the time the Company believes it is probable that a loss will be incurred and the amount can be reasonably estimated. See Note 16, “Contingencies”, for further discussion on the Company’s quarterly process for accruals relating to commercial and legal matters. Management believes that the warranty accrual is appropriate; however, in certain cases, initial customer claims exceed the amount accrued. Facts may become known related to these claims that may result in additional losses that could be material to the Company’s results of operations or cash flows. The Company’s warranty provisions are primarily included in Cost of sales in the Condensed Consolidated Statements of Operations. The product warranty accrual is allocated to current and non-current liabilities in the Condensed Consolidated Balance Sheets.
The following table summarizes the activity in the product warranty accrual accounts:

(in millions)	2024	2023
Beginning balance, January 1	$56	$60
Adjustments of prior estimates	—	1
Provisions for current period sales	27	32
Payments	(30)	(35)
Other, primarily translation adjustment	1	(1)
Ending balance, September 30,	$54	$57

The product warranty liability is classified in the Condensed Consolidated Balance Sheets as follows:

(in millions)	September 30, 2024	December 31, 2023
Other current liabilities	$28	$30
Other non-current liabilities	26	26
Total product warranty liability	$54	$56

NOTE 11     NOTES PAYABLE AND DEBT
As of September 30, 2024 and December 31, 2023, the Company had debt outstanding as follows:

(in millions)	September 30, 2024	December 31, 2023
Short-term debt
Short-term borrowings	$—	$75

Long-term debt
5.000% Senior Notes due 10/01/25 ($24 million par value)	$24	$25
6.750% Senior Secured Notes due 04/15/29 ($525 million par value)	517	—
6.625% Senior Notes due 10/15/32 ($450 million par value)	444	—
Term Loan A Facility due 07/03/28 ($298 million par value)	—	295
Term Loan B Facility due 07/03/28 ($424 million par value)	—	403
Finance leases	2	—
Total long-term debt	$987	$723
Less: current portion	—	14
Long-term debt, net of current portion	$987	$709
As of September 30, 2024, the estimated fair values of the Company’s long-term debt totaled $1,020 million, which is $35 million higher than carrying value for the same period. As of December 31, 2023, the estimated fair value of the Company’s long-term debt totaled $758 million, which is $35 million higher than carrying value for the same period. Fair market values of the long-term debt are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying values of the Company’s other debt facilities approximate fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.
Credit Agreement
On July 3, 2023, the Company entered into a $1.225 billion Credit Agreement (as amended, the Credit Agreement) consisting of a $500 million revolving credit facility (the Revolving Facility), a $300 million Term Loan A Facility (the Term Loan A Facility) and a $425 million Term Loan B Facility (the Term Loan B Facility; together with the Revolving Facility and the Term Loan A Facility, collectively, the Facilities) in connection with the Spin-Off that occurred on the same date, maturing on July 3, 2028. As of September 30, 2024, the Company had no outstanding borrowings under the Revolving Facility, and availability of $499 million. The Term Loan B Facility was fully repaid in connection with the issuance of the 6.75% Senior Secured Notes due 2029 on April 4, 2024, as discussed below. The Term Loan A Facility was fully repaid in connection with the issuance of the 6.625% Senior Notes due 2032 on September 17, 2024, as discussed below. The Company was in compliance with all covenants as of September 30, 2024.
On April 4, 2024, the Company, as borrower, and certain subsidiaries of the Company, each acting as guarantors, entered into Amendment No. 1 to the Credit Agreement (the Credit Agreement Amendment

No. 1). The Credit Agreement Amendment No. 1, among other things, modified certain covenants in the Credit Agreement to be more favorable to the Company, and increased the total net leverage ratio required to be satisfied under the Company’s financial covenant from 3.00:1.00 to 3.25:1.00 (subject to a step-up to 3.75:1.00 in connection with a qualifying acquisition for the fiscal quarter when such qualifying acquisition is consummated and the following three fiscal quarters).

On September 17, 2024, the Company, as borrower, and certain subsidiaries of the Company, each acting as guarantors, entered into Amendment No. 2 to the Credit Agreement (the Credit Agreement Amendment No. 2). The Credit Agreement Amendment No. 2, among other things, (i) reduced the applicable margin with respect to the loans under the Revolving Facility and (ii) modified certain covenants in the Credit Agreement.

Senior Unsecured Notes due 2032

On September 17, 2024, the Company issued $450 million aggregate principal amount of 6.625% Senior Notes due 2032 (the 2032 Notes) pursuant to an indenture among the Company, as issuer, certain subsidiaries of the Company named as guarantors, and U.S. Bank Trust Company, National Association, as trustee. The 2032 Notes were sold to investors at 100% plus accrued interest, if any, from September 17, 2024 in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act). The net proceeds of the offering of the 2032 Notes were used to repay all of the Company’s outstanding borrowings under the Term Loan A Facility, to pay fees and expenses in connection with the offering, and for general corporate purposes. During the third quarter of 2024, the Company recorded a non-cash pre-tax loss on extinguishment of $2 million related to the difference between the repayment amount and net carrying amount of the Term Loan A Facility, which is included in the Interest expense line item on the Condensed Consolidated Statements of Operations.

The 2032 Notes bear interest at a rate of 6.625% per annum. Interest on the 2032 Notes is payable semiannually on April 15 and October 15 of each year, commencing on April 15, 2025. The 2032 Notes will mature on October 15, 2032.

The 2032 Notes are senior unsecured obligations of the Company and are jointly and severally, fully and unconditionally, guaranteed on a senior unsecured basis by certain of the Company’s existing and future direct and indirect domestic restricted subsidiaries that incur or guarantee indebtedness under the Facilities or other qualifying indebtedness that, in the aggregate, exceeds $25 million, including the 2029 Notes (as defined below).

Senior Secured Notes due 2029
On April 4, 2024, the Company issued $525 million aggregate principal amount of 6.75% Senior Secured Notes due 2029 (the 2029 Notes) pursuant to an indenture among the Company, as issuer, certain subsidiaries of the Company named as guarantors, and U.S. Bank Trust Company, National Association, as trustee and collateral agent. The 2029 Notes were sold to investors at 100% plus accrued interest, if any, from April 4, 2024 in a private transaction exempt from the registration requirements of the Securities Act. The net proceeds of the offering of the 2029 Notes were used to repay all of the Company’s outstanding borrowings and accrued interest under the Term Loan B Facility and the Revolving Facility and to pay fees and expenses in connection with the offering. During the second quarter of 2024, the Company recorded a non-cash pre-tax loss on extinguishment of $20 million related to the difference between the repayment amount and net carrying amount of the Term Loan B Facility, which is included in the Interest expense line item on the Condensed Consolidated Statements of Operations.

The 2029 Notes bear interest at a rate of 6.75% per annum. Interest on the 2029 Notes is payable semiannually on April 15 and October 15 of each year, commencing on October 15, 2024. The 2029 Notes will mature on April 15, 2029.

The 2029 Notes are senior secured obligations of the Company and are jointly and severally, fully and unconditionally, guaranteed on a senior secured basis by certain of the Company’s existing and future direct and indirect domestic restricted subsidiaries that incur or guarantee indebtedness under the

Facilities or other qualifying indebtedness that, in the aggregate, exceeds $25 million, including the 2032 Notes. The 2029 Notes and the guarantees are secured by a first-priority security interest in substantially all of the Company’s and the guarantors’ assets, subject to certain excluded assets, exceptions and permitted liens, which security interest ranks equally with the first-priority security interest securing the Facilities.

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
NOTE 12     OTHER CURRENT AND NON-CURRENT LIABILITIES
Additional detail related to liabilities is presented in the table below:

(in millions)	September 30, 2024	December 31, 2023
Other current liabilities:
Customer related	$122	$109
Payroll and employee related	94	92
Income taxes payable	38	39
Product warranties (Note 10)	28	30
Accrued freight	20	21
Accrued interest	19	1
Operating leases	17	17
Supplier related	14	14
Employee termination benefits	5	9
Legal and professional fees	5	6
Deferred engineering	4	6
Accrued utilities	4	4
Other non-income taxes	3	8
Other	61	64
Total other current liabilities	$434	$420

Other non-current liabilities:
Deferred income taxes	$68	$56
Operating leases	41	49
Product warranties (Note 10)	26	26
Uncertain tax positions	16	15
Deferred income	10	7
Other	13	12
Total other non-current liabilities	$174	$165

NOTE 13     RETIREMENT BENEFIT PLANS
PHINIA sponsors various defined contribution savings plans, primarily in the U.S., that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. The Company also has a number of defined benefit pension plans, and in connection with the completion of the Spin-Off was required to assume additional defined benefit plan liabilities, along with the associated deferred costs in Accumulated other comprehensive income (loss). Under specified conditions, the Company will make contributions to the plans and/or match a percentage of the employee contributions up to certain limits. The estimated contributions to the defined benefit pension plans for 2024 range from $5 million to $7 million, of which $4 million has been contributed through the first nine months of the year.
The components of net periodic benefit income recorded in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Service cost	$1	$1	$3	$2
Interest cost	11	11	34	32
Expected return on plan assets	(10)	(11)	(31)	(32)
Amortization of unrecognized loss	(1)	—	(2)	(1)
Net periodic benefit cost	$1	$1	$4	$1
The non-service cost components of net periodic benefit cost are included in Other postretirement expense (income), net in the Condensed Consolidated Statements of Operations.
NOTE 14     STOCKHOLDERS' EQUITY
The changes of the Stockholders’ Equity items during the three and nine months ended September 30, 2024 and 2023, are as follows:

(in millions)	Issued common stock	Additional paid-in-capital	Treasury stock	Retained earnings	Accumulated other comprehensive (loss) income	Total equity
Balance, June 30, 2024	$1	$2,019	$(130)	$29	(172)	$1,747
Dividends declared (0.25 per share)	—	—	—	(10)	—	(10)
Spin-Off related adjustments	—	(48)	—	—	—	(48)
Share-based compensation expense	—	3	—	—	—	3
Purchase of treasury stock	—	—	(75)	—	—	(75)
Excise tax on purchase of treasury stock	—	—	(2)	—	—	(2)
Net issuance of executive stock plan	—	—	1	—	—	1
Net earnings	—	—	—	31	—	31
Other comprehensive income	—	—	—	—	57	57
Balance, September 30, 2024	$1	$1,974	$(206)	$50	$(115)	$1,704

(in millions)	Issued common stock	Additional paid-in capital	Treasury stock	Retained deficit	Former Parent investment	Accumulated other comprehensive loss	Total equity
Balance, June 30, 2023	$—	$—	$—	$—	$2,053	$(61)	$1,992
Net loss	—	—	—	(1)	—	—	(1)
Dividends declared (0.25 per share)	—	—	—	(12)	—	—	(12)
Purchase of treasury stock	—	—	(9)	—	—	—	(9)
Other comprehensive loss	—	—	—	—	—	(49)	(49)
Share-based compensation expense	—	3	—	—	—	—	3
Net transfers to Former Parent	—	—	—	—	(32)	—	(32)
Reclassification of Former Parent's net investment and issuance of ordinary shares in connection with Spin-Off	1	2,020	—	—	(2,021)	—	—
Balance, September 30, 2023	$1	$2,023	$(9)	$(13)	$—	$(110)	$1,892

(in millions)	Issued common stock	Additional paid-in-capital	Treasury stock	Retained earnings	Accumulated other comprehensive (loss) income	Total equity
Balance, December 31, 2023	$1	$2,031	$(23)	$9	$(131)	$1,887
Dividends declared (0.75 per share)	—	—	—	(33)	—	(33)
Spin-Off related adjustments	—	(59)	—	—	—	(59)
Share-based compensation expense	—	11	—	—	—	11
Purchase of treasury stock	—	—	(188)	—	—	(188)
Excise tax on purchase of treasury stock	—	—	(2)	—	—	(2)
Net issuance of executive stock plan	—	(9)	7	—	—	(2)
Net earnings	—	—	—	74	—	74
Other comprehensive income	—	—	—	—	16	16
Balance, September 30, 2024	$1	$1,974	$(206)	$50	$(115)	$1,704

(in millions)	Issued common stock	Additional paid-in capital	Treasury stock	Retained deficit	Former parent investment	Accumulated other comprehensive loss	Total equity
Balance, December 31, 2022	$—	$—	$—	$—	$1,731	$(88)	$1,643
Net earnings	—	—	—	(1)	70	—	69
Dividends declared (0.25 per share)	—	—	—	(12)	—	—	(12)
Purchase of treasury stock	—	—	(9)	—	—	—	(9)
Other comprehensive loss	—	—	—	—	—	(22)	(22)
Share-based compensation expense	—	3	—	—	—	—	3
Net transfers from Former Parent	—	—	—	—	220	—	220
Reclassification of Former Parent's net investment and issuance of ordinary shares in connection with Spin-Off	1	2,020	—	—	(2,021)	—	—
Balance, September 30, 2023	$1	$2,023	$(9)	$(13)	$—	$(110)	$1,892

NOTE 15     ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarize the activity within accumulated other comprehensive loss during the three and nine months ended September 30, 2024 and 2023:

(in millions)	Foreign currency translation adjustments	Defined benefit pension plans	Hedge instruments	Total
Beginning balance, June 30, 2024	$(137)	$(35)	$—	$(172)
Comprehensive income (loss) before reclassifications	59	(3)	—	56
Reclassification from accumulated other comprehensive loss	—	1	—	1
Ending Balance, September 30, 2024	$(78)	$(37)	$—	$(115)

(in millions)	Foreign currency translation adjustments	Defined benefit pension plans	Hedge instruments	Total
Beginning balance, June 30, 2023	$(55)	$(7)	$1	$(61)
Comprehensive loss	(46)	(3)	(1)	(50)
Income taxes associated with comprehensive income	—	1	—	1
Ending Balance, September 30, 2023	$(101)	$(9)	$—	$(110)

(in millions)	Foreign currency translation adjustments	Defined benefit pension plans	Hedge instruments	Total
Beginning Balance, December 31, 2023	$(98)	$(33)	$—	$(131)
Comprehensive income (loss) before reclassifications	20	(6)	—	14
Reclassification from accumulated other comprehensive loss	—	2	—	2
Ending Balance, September 30, 2024	$(78)	$(37)	$—	$(115)

(in millions)	Foreign currency translation adjustments	Defined benefit pension plans	Hedge instruments	Total
Beginning Balance, December 31, 2022	$(85)	$(6)	$3	$(88)
Comprehensive loss	(16)	(4)	(3)	(23)
Income taxes associated with comprehensive income	—	1	—	1
Ending Balance, September 30, 2023	$(101)	$(9)	$—	$(110)

NOTE 16     CONTINGENCIES
In the normal course of business, the Company is party to various commercial and legal claims, actions and complaints, including matters involving warranty claims, intellectual property claims, governmental investigations and related proceedings, including relating to alleged or actual violations of vehicle emissions standards, general liability and various other risks.

It is not possible to predict with certainty whether or not the Company will ultimately be successful in any of these commercial and legal matters or, if not, what the impact might be.The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred and the amount can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in commercial and legal matters that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. If a loss contingency is not both probable and reasonably estimable, the Company does not establish an accrued liability. Except as set forth below, the Company’s management does not expect that an adverse outcome in any of these commercial and legal claims, actions and complaints that are currently pending will have a material adverse effect on the Company’s results of operations, financial position or cash flows. An adverse outcome could, nonetheless, be material to the results of operations, financial position or cash flows.

BorgWarner Dispute
In September 2024, the Former Parent filed a claim against the Company in Delaware Superior Court seeking, inter alia, a judicial declaration that the Company is obligated under the Tax Matters Agreement to remit to the Former Parent monies refunded, or to be refunded, to the Company from tax authorities that relate to certain indirect tax payments made prior to the Spin-Off. The Company believes it has meritorious arguments in response to the Former Parent’s claim, however, the Company is unable to determine the ultimate outcome of this matter or determine an estimate of potential losses. It is reasonably possible, but not probable, that the resolution of this matter could have a material adverse effect on the Company’s financial position, results of operations and/or cash flows.

NOTE 17     RELATED-PARTY TRANSACTIONS
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
Net corporate allocation expenses, primarily related to separation and transaction costs, in the nine months ended September 30, 2023 totaled $89 million. These expenses were primarily included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
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

Nine Months Ended September 30,
(in millions)	2023
General financing activities	$(63)
Cash pooling and other equity settled balances with Former Parent	(64)
Related-party notes converted to equity	260
Corporate allocations	89
Research and development income from Former Parent	(2)
Total net transfers from Former Parent	$220
Exclude non-cash items:
Stock-based compensation	$(4)
Other non-cash activities with Former Parent, net	(16)
Related-party notes converted to equity	(260)
Cash pooling and intercompany financing activities with Former Parent, net	55
Total net transfers to Former Parent per Condensed Consolidated Statements of Cash Flow	$(5)
NOTE 18 EARNINGS (LOSS) PER SHARE
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

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Basic earnings (loss) per share:
Net earnings (loss)	$31	$(1)	$74	$69
Weighted average shares of common stock outstanding	43.1	47.0	44.7	47.0
Basic earnings (loss) per share of common stock	$0.72	$(0.02)	$1.66	$1.46

Diluted earnings (loss) per share:
Net earnings (loss)	$31	$(1)	$74	$69
Weighted average shares of common stock outstanding	43.1	47.0	44.7	47.0
Effect of stock-based compensation*	1.0	—	0.7	—
Weighted average shares of common stock outstanding including dilutive shares	44.1	47.0	45.4	47.0
Diluted earnings (loss) per share of common stock	$0.70	$(0.02)	$1.63	$1.46
___________________________________
* The Company had a loss for the three months ended September 30, 2023. As a result, diluted loss per share is the same as basic loss per share in the period, as any dilutive securities would reduce the loss per share.

NOTE 19     REPORTABLE SEGMENTS AND RELATED INFORMATION
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

The following tables show segment information and Segment AOI for the Company’s reportable segments:
Net Sales by Reportable Segment

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(in millions)	Customers	Inter-segment	Net	Customers	Inter-segment	Net
Fuel Systems	$484	$63	$547	$1,529	$181	$1,710
Aftermarket	355	2	357	1,041	9	1,050
Inter-segment eliminations	—	(65)	(65)	—	(190)	(190)
Total	$839	$—	$839	$2,570	$—	$2,570

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(in millions)	Customers	Inter-segment	Net	Customers	Inter-segment	Net
Fuel Systems	$561	$59	$620	$1,621	$173	$1,794
Aftermarket	335	(3)	332	997	4	1,001
Inter-segment eliminations	—	(56)	(56)	—	(177)	(177)
Total	$896	$—	$896	$2,618	$—	$2,618
Segment Adjusted Operating Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Fuel Systems	$55	$55	$162	$160
Aftermarket	56	46	169	143
Segment AOI	111	101	331	303
Corporate, including stock-based compensation	24	19	63	28
Separation and transaction costs	4	25	24	84
Losses for other one-time events	4	—	4	—
Intangible asset amortization expense	7	7	21	21
Restructuring expense	6	4	11	10
Equity in affiliates' earnings, net of tax	(3)	(2)	(8)	(8)
Interest expense	20	22	81	34
Interest income	(4)	(4)	(12)	(9)
Other postretirement expense (income), net	—	—	1	(1)
Earnings before income taxes	53	30	146	144
Provision for income taxes	22	31	72	75
Net earnings (loss)	$31	$(1)	$74	$69

NOTE 20    OPERATING CASH FLOW AND OTHER SUPPLEMENTAL FINANCIAL INFORMATION

	Nine Months Ended September 30,
(in millions)	2024	2023
OPERATING
Net earnings	$74	$69
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and tooling amortization	100	105
Intangible asset amortization	21	21
Restructuring expense, net of cash paid	10	1
Loss on extinguishment of debt	22	—
Stock-based compensation expense	11	7
Deferred income tax expense	14	2
Other non-cash adjustments, net	(2)	11
Changes in assets and liabilities, excluding foreign currency translation adjustments:
Receivables	80	(123)
Inventories	2	(60)
Prepayments and other current assets	(19)	(10)
Accounts payable and other current liabilities	(42)	169
Prepaid taxes and income taxes payable	(16)	33
Other assets and liabilities	(16)	(37)
Retirement benefit plan contributions	(4)	—
Net cash provided by operating activities	$235	$188

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
Interest, net	$20	$13
Income taxes, net of refunds	$61	$59

NOTE 21    REVISION OF PREVIOUSLY ISSUED INTERIM FINANCIAL STATEMENTS
As previously disclosed in the Company's Form 10-K for the fiscal year ended December 31, 2023 (Form 10-K), filed on February 28, 2024, the Company identified a cross-currency intercompany loan that was contributed to equity as part of the legal entity step plan that covered the tax and legal transactions needed to complete the separation at the date of the Spin-Off. The loan was not appropriately accounted for as it remained recorded on the Company’s general ledger at the date of the Spin-Off. As a result, a foreign currency gain was improperly recorded through Selling, general and administrative expenses within the Statement of Operations for the three and nine months ended September 30, 2023. Further, there was an offsetting foreign currency cash pool liability intended to compensate for the remeasurement of the intercompany loan that remained outstanding at September 30, 2023. As the foreign currency loss related to this liability was related to the Spin-Off, it should have been recorded in Other operating expense (income), net, therefore it was misclassified within the Statement of Operations for the three and nine months ended September 30, 2023. The Company evaluated the errors and concluded that the errors were not material to its previously issued condensed consolidated financial statements. To correct the immaterial errors, the Company has revised the previously reported interim financial information in conjunction with the issuance of this quarterly report on Form 10-Q for the quarter ended September 30, 2024. The errors had no impact on the consolidated financial statements as of and for the fiscal year ended December 31, 2023.
The tables below reflect the impact of the revisions on the interim financial statements:

Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(in millions, except per share amounts)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Selling, general and administrative expenses	$104	$—	$104	$306	$—	$306
Other operating expense (income), net	15	12	27	60	12	72
Operating income	58	(12)	46	172	(12)	160
Earnings before income taxes	42	(12)	30	156	(12)	144
Net earnings (loss)	11	(12)	(1)	81	(12)	69
Earnings (loss) per share - basic	$0.24	$(0.26)	$(0.02)	$1.72	$(0.26)	$1.46
Earnings (loss) per share - diluted	$0.24	$(0.26)	$(0.02)	$1.72	$(0.26)	$1.46

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(in millions)	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net earnings (loss)	$11	$(12)	$(1)	$81	$(12)	$69
Other comprehensive loss
Foreign currency translation adjustments	(58)	12	(46)	(28)	12	(16)
Total other comprehensive loss	(61)	12	(49)	(34)	12	(22)

Condensed Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2023
(in millions)	As Previously Reported	Adjustment	As Revised
Net earnings (loss)	$81	$(12)	$69
Other non-cash adjustments, net	(1)	12	11

Condensed Consolidated Balance Sheet

	September 30, 2023
(in millions)	As Previously Reported	Adjustment	As Revised
Retained Deficit	$(1)	$(12)	$(13)
Accumulated other comprehensive loss	(122)	12	(110)

Cautionary Statements For Forward-Looking Information
This Form 10-Q contains forward-looking statements within the meaning of the U.S. federal securities laws. Forward-looking statements are statements other than historical fact that provide current expectations or forecasts of future events based on certain assumptions and are not guarantees of future performance. Forward-looking statements use words such as “anticipate,” “believe,” “continue,” “could,” “designed,” “effect,” “estimate,” “evaluate,” “expect,” “forecast,” “goal,” “initiative,” “intend,” “likely,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “will,” “would,” or other words of similar meaning.

Forward-looking statements are subject to risks, uncertainties, and factors relating to our business and operations, all of which are difficult to predict and which could cause our actual results to differ materially from the expectations expressed in or implied by such forward-looking statements. Risks, uncertainties, and factors that could cause actual results to differ materially from those implied by these forward-looking statements include, but are not limited to: adverse changes in general business and economic conditions, including recessions, adverse market conditions or downturns impacting the vehicle and industrial equipment industries; our ability to deliver new products, services and technologies in response to changing consumer preferences, increased regulation of greenhouse gas emissions, and acceleration of the market for electric vehicles; competitive industry conditions; failure to identify, consummate, effectively integrate or realize the expected benefits from acquisitions or partnerships; pricing pressures from original equipment manufacturers (OEMs); inflation rates and volatility in the costs of commodities used in the production of our products; changes in U.S. and foreign administrative policy, including changes to existing trade agreements and any resulting changes in international trade relations; our ability to protect our intellectual property; failure of or disruption in our information technology infrastructure, including a disruption related to cybersecurity; our ability to identify, attract, retain and develop a qualified global workforce; difficulties launching new vehicle programs; failure to achieve the anticipated savings and benefits from restructuring and product portfolio optimization actions; extraordinary events (including natural disasters or extreme weather events), political disruptions, terrorist attacks, pandemics or other public health crises, and acts of war; risks related to our international operations; the impact of economic, political, and market conditions on our business in China; our reliance on a limited number of OEM customers; supply chain disruptions; work stoppages, production shutdowns and similar events or conditions; governmental investigations and related proceedings regarding vehicle emissions standards, including the ongoing investigation into diesel defeat devices; current and future environmental and health and safety laws and regulations; the impact of climate change and regulations related to climate change, including evolving greenhouse gas emissions regulations in California, the U.S. and European Union; liabilities related to product warranties, litigation and other claims; compliance with legislation, regulations, and policies, investigations and legal proceedings, and changes in and new interpretations of existing rules and regulations; tax audits and changes in tax laws or tax rates taken by taxing authorities; volatility in the credit market environment; impairment charges on goodwill and indefinite-lived intangible assets; the impact of changes in interest rates and asset returns on our pension funding obligations; the impact of restrictive covenants and requirements in the agreements governing our indebtedness on our financial and operating flexibility; our ability to achieve some or all of the benefits that we expect to achieve from the Spin-Off; other risks relating to the Spin-Off, including a determination that the Spin-Off does not qualify as tax-free for U.S. federal income tax purposes, restrictions and obligations under the Tax Matters Agreement, and our or BorgWarner’s failure to perform under, and any dispute relating to, the various transaction agreements; and other risks and uncertainties described in our reports filed from time to time with the Securities and Exchange Commission (SEC).

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
Key Trends and Economic Factors
Commodities and Other Inflationary Impacts. Prices for commodities remain volatile, and since the beginning of 2021, the Company has experienced price increases for energy and base metals (e.g., steel, aluminum and copper) while slightly decreasing in the third quarter of 2024. In addition, many global economies are experiencing elevated levels of inflation more generally, which is driving an increase in other input costs. As a result, the Company has experienced, and is continuing to experience, higher costs.
Outlook
We expect strong earnings and cash generation in 2024 as we have and expect to continue to drive operational efficiencies, exit agreements with our Former Parent and grow our Aftermarket sales. On the original equipment (OE) side, continued economic and political uncertainty has caused the commercial vehicle (CV) and light vehicle (LV) markets to soften. Volumes in 2024 are expected to decline by low single digit percentages. Assuming constant foreign exchange rates, we expect a modest year-over-year decline in sales despite strong growth in our Aftermarket segment.
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
Relationship with BorgWarner
Historically, we have relied on BorgWarner to provide various corporate functions. Following the Spin-Off, BorgWarner has not provided us with assistance other than the limited transition and other services described under the heading “Certain Relationships and Related Party Transactions” in the Company’s proxy statement for its 2024 Annual Meeting of Stockholders filed on March 27, 2024. The Company entered into several agreements with BorgWarner that govern the relationship between the parties following the Spin-Off that are described in our Form 8-K filed on July 7, 2023. BorgWarner was only obligated to provide the transition services for limited periods following the completion of the Spin-Off. As of June 30, 2024, the Company had successfully exited all transition services agreements. We have installed and implemented information technology infrastructure to support certain of our business functions, including accounting and financial reporting, human resources, legal and compliance, communications, engineering, manufacturing and distribution, and sourcing.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023
The following table presents a summary of the Company’s operating results:

	Three Months Ended September 30,
(in millions)	2024		2023
Net sales		% of net sales		% of net sales
Fuel Systems	$547	65.2%	$620	69.2%
Aftermarket	357	42.5%	332	37.1%
Inter-segment eliminations	(65)	(7.7)%	(56)	(6.3)%
Total net sales	839	100.0%	896	100.0%
Cost of sales	652	77.7%	719	80.2%
Gross profit	187	22.3%	177	19.8%
Selling, general and administrative expenses	108	12.9%	104	11.6%
Other operating expense, net	13	1.5%	27	3.0%
Operating income	66	7.9%	46	5.2%
Equity in affiliates’ earnings, net of tax	(3)	(0.4)%	(2)	(0.2)%
Interest expense	20	2.4%	22	2.5%
Interest income	(4)	(0.5)%	(4)	(0.4)%
Other postretirement expense (income), net	—	—%	—	—%
Earnings before income taxes	53	6.4%	30	3.3%
Provision for income taxes	22	2.6%	31	3.5%
Net earnings (loss)	$31	3.8%	$(1)	(0.2)%
Net sales
Net sales for the three months ended September 30, 2024 totaled $839 million, a decrease of $57 million, or 6%, compared to the three months ended September 30, 2023. The change in net sales for the three months ended September 30, 2024 was primarily driven by the following:
•Unfavorable volume decreased sales by approximately $51 million, or 6%. This decrease was primarily driven by lower commercial vehicle sales in Europe and China within the Fuel Systems segment, partially offset by favorable volume in Europe within the Aftermarket segment.

•Due to the contract manufacturing agreements with the Former Parent coming to an end, sales decreased $25 million. No additional sales from these agreements are expected.
•Customer pricing increased net sales by approximately $18 million period-over-period, primarily due to recoveries from the Company’s customers for cost inflation arising from non-contractual commercial negotiation in the Aftermarket segment and current period commodity pass-through increases in the Fuel Systems segment.
•Fluctuations in foreign currencies resulted in a period-over-period increase in sales of approximately $1 million, primarily due to the strengthening of the British Pound largely offset by the weakening of the Brazilian Real relative to the U.S. Dollar.
Cost of sales and gross profit
Cost of sales and cost of sales as a percentage of net sales were $652 million and 78%, respectively, during the three months ended September 30, 2024, compared to $719 million and 80%, respectively, during the three months ended September 30, 2023. The decrease of $67 million in cost of sales for the three months ended September 30, 2024 was primarily driven by the following:
•Lower sales volume and mix decreased cost of sales by approximately $43 million. This decrease was primarily driven by lower commercial vehicle sales in Europe and China in the Fuel Systems segment, partially offset by favorable mix in Europe within the Aftermarket segment.
•Cost of sales decreased $25 million related to certain contract manufacturing agreements with Former Parent that were entered into in connection with the Spin-Off.
•Cost of sales decreased by approximately $11 million due to lower supplier-related and inflationary costs.
•Employee costs increased cost of sales by $4 million compared to the three months ended September 30, 2023, primarily related to inflation and incentive compensation.
•Other manufacturing costs increased cost of sales by $8 million compared to the three months ended September 30, 2023.
Gross profit and gross margin were $187 million and 22%, respectively, during the three months ended September 30, 2024 compared to $177 million and 20%, respectively, during the three months ended September 30, 2023. The increase in gross margin was primarily due to the factors discussed above.
Selling, general and administrative expenses (“SG&A”)
SG&A for the three months ended September 30, 2024 was $108 million as compared to $104 million for the three months ended September 30, 2023. SG&A as a percentage of net sales was 13% and 12% for the three months ended September 30, 2024 and 2023, respectively. SG&A was comprised of the following:
•Employee-related costs were $41 million for the three months ended September 30, 2024, an increase of $4 million compared to the three months ended September 30, 2023, primarily due to inflation, incentive compensation, and increases in headcount associated with the transition to a standalone company.
•R&D costs were $26 million for the three months ended September 30, 2024, an increase of $2 million compared to the three months ended September 30, 2023. R&D costs, net of customer reimbursements, were 3.1% of net sales in the three months ended September 30, 2024, compared to 2.7% of net sales in the three months ended September 30, 2023. The Company will continue to invest in R&D programs, which are necessary to support short- and long-term growth. The Company’s current long-term expectation for R&D spending is 3% of net sales.

•IT costs incurred directly by the Company were $8 million for the three months ended September 30, 2024, a decrease of $1 million compared to the three months ended September 30, 2023.
•Intangible amortization expense was $7 million for the three months ended September 30, 2024, flat compared to the three months ended September 30, 2023.
•Other SG&A costs were $26 million for the three months ended September 30, 2024, a decrease of $1 million compared to the three months ended September 30, 2023.
Other operating expense, net
Other operating expense, net was $13 million and $27 million for the three months ended September 30, 2024 and 2023, respectively. Refer to Note 4, “Other operating expense, net,” for more information. Other operating expense, net was comprised of the following:
•Restructuring expense was $6 million and $4 million for the three months ended September 30, 2024 and 2023, respectively, related to individually approved restructuring actions that primarily related to reductions in headcount. The Company continues to evaluate different options across its operations to reduce existing structural costs. As we continue to assess our performance and the needs of our business, additional restructuring could be required and may result in significant costs.
•For the three months ended September 30, 2024 and 2023, separation and transaction costs were $4 million and $25 million, respectively, primarily related to professional fees associated with the Spin-Off.
•For the three months ended September 30, 2024, the Company recognized $4 million related to losses on other one-time events, primarily related to a supplier fire.
Equity in affiliates’ earnings, net of tax
Equity in affiliates’ earnings, net of tax was $3 million and $2 million in the three months ended September 30, 2024 and 2023, respectively. This line item is driven by the results of the Company’s unconsolidated joint venture.
Interest expense
Interest expense was $20 million and $22 million in the three months ended September 30, 2024 and 2023, respectively. The decrease was primarily related to reduced interest rates as a result of the restructuring of the Company’s debt positions, partially offset by a loss on extinguishment of debt of $2 million during the quarter ended September 30, 2024. See Note 11, “Notes Payable and Debt”, for further discussion on the extinguishment of debt.
Interest income
Interest income was $4 million in the three months ended September 30, 2024 and 2023.
Provision for income taxes
Provision for income taxes was $22 million for the three months ended September 30, 2024 resulting in an effective tax rate of 42%. This compared to $31 million, or 103%, for the three months ended September 30, 2023. The decrease was primarily the result of a change in the jurisdictional mix of pre-tax earnings, most notably a decrease in pre-tax losses where no benefit is recognized and a decrease in U.S. tax on foreign earnings.
For further details, see Note 5, “Income Taxes,” to the Condensed Consolidated Financial Statements for the three months ended September 30, 2024 and 2023.

Adjusted net earnings per diluted share
The Company defines adjusted net earnings per diluted share as net earnings per share adjusted to exclude the tax-effected impact of restructuring expense, separation and transaction costs, intangible asset amortization, impairment charges, other net expenses, and other gains, losses and tax amounts not reflective of the Company’s ongoing operations.

	Three Months Ended September 30,
	2024	2023
Net earnings per diluted share	$0.70	$(0.02)
Intangible asset amortization expense	0.13	0.13
Restructuring expense	0.11	0.08
Separation and transaction costs	0.08	0.48
Losses for other one-time events	0.08	—
Loss on extinguishment of debt	0.03	—
Tax adjustments	0.04	0.02
Adjusted net earnings per diluted share	$1.17	$0.69
Results by Reportable Segment for the three months ended September 30, 2024 and 2023
The Company’s business is aggregated into two reportable segments: Fuel Systems and Aftermarket.
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
Segment AOI excludes certain corporate costs, which primarily represent corporate expenses not directly attributable to the individual segments. Corporate expenses not allocated to Segment AOI were $24 million and $19 million for the three months ended September 30, 2024 and 2023, respectively. The increase in corporate expenses in 2024 was primarily related to additional costs resulting from operating as a standalone company.
The following table presents Net sales and Segment AOI for the Company’s reportable segments:

	Three Months Ended September 30,
	2024			2023
(in millions)	Net Sales to Customers	Segment AOI	% margin	Net Sales to Customers	Segment AOI	% margin
Fuel Systems	$484	$55	11.4%	$561	$55	9.8%
Aftermarket	355	56	15.8%	335	46	13.7%
Totals	$839	$111		$896	$101
The Fuel Systems segment’s net sales to customers for the three months ended September 30, 2024 decreased $77 million, or 14%, and Segment Adjusted Operating Income was flat compared to the three months ended September 30, 2023. Foreign currencies resulted in a year-over-year increase in sales of approximately $1 million primarily due to the strengthening of the British Pound, largely offset by the weakening of the Brazilian Real relative to the U.S. Dollar. The decrease in net sales excluding the impact of foreign currencies was primarily due to approximately $58 million of unfavorable volume and net new business driven by decreased demand for the Company’s products compared to the prior year, primarily from lower commercial vehicle sales in Europe and China. The decrease in net sales was also driven by approximately $25 million related to certain contract manufacturing agreements with BorgWarner, which ended in the quarter. These were offset by $5 million of pricing. Segment Adjusted Operating margin was 11.4% in the three months ended September 30, 2024, compared to 9.8% in the three months ended September 30, 2023. The Segment Adjusted Operating margin increase was primarily driven by supplier cost savings.
The Aftermarket segment’s net sales to customers for the three months ended September 30, 2024 increased $20 million, or 6%, and Segment Adjusted Operating Income increased $10 million, or 22%, from the three months ended September 30, 2023. The increase in net sales was primarily due to $13 million of customer pricing and approximately $7 million of favorable volume and net new business driven by increased demand for the Company’s products compared to the prior year, primarily in Europe. Segment Adjusted Operating margin was 15.8% in the three months ended September 30, 2024, comparable to 13.7% in the three months ended September 30, 2023. The Segment Adjusted Operating margin increase was primarily driven by customer pricing.
Nine Months Ended September 30, 2024 vs. Nine Months Ended September 30, 2023
The following table presents a summary of the Company’s operating results:

	Nine Months Ended September 30,
(in millions)	2024		2023
Net sales		% of net sales		% of net sales
Fuel Systems	$1,710	66.5%	$1,794	68.6%
Aftermarket	1,050	40.9	1,001	38.2
Inter-segment eliminations	(190)	(7.4)	(177)	(6.8)
Total net sales	2,570	100.0	2,618	100.0
Cost of sales	2,003	77.9	2,080	79.4
Gross profit	567	22.1	538	20.6
Selling, general and administrative expenses	324	12.6	306	11.7
Other operating expense, net	35	1.4	72	2.8
Operating income	208	8.1	160	6.1
Equity in affiliates’ earnings, net of tax	(8)	(0.3)	(8)	(0.3)
Interest expense	81	3.2	34	1.3
Interest income	(12)	(0.5)	(9)	(0.3)
Other postretirement expense (income), net	1	—	(1)	—
Earnings before income taxes	146	5.7	144	5.4
Provision for income taxes	72	2.8	75	2.9
Net earnings	$74	2.9%	$69	2.5%
Net sales
Net sales for the nine months ended September 30, 2024 totaled $2,570 million, a decrease of $48 million, or 2%, compared to the nine months ended September 30, 2023. The change in net sales for the nine months ended September 30, 2024 was primarily driven by the following:
•Unfavorable volume decreased sales by approximately $76 million, or 3%. This decrease was primarily driven by lower commercial vehicle sales in Europe and lower sales in China within the Fuel Systems segment, partially offset by favorable volume in Europe within the Aftermarket segment.

•Due to the contract manufacturing agreements with the Former Parent coming to an end, sales decreased $3 million. No additional sales from these agreements are expected.
•Customer pricing increased net sales by approximately $30 million. This is primarily related to an increase in recoveries of inflationary costs from the Company’s customers due to non-contractual commercial negotiations with those customers and normal contractual customer commodity pass-through arrangements.
•Fluctuations in foreign currencies resulted in a period-over-period increase in net sales of approximately $1 million, primarily due to the strengthening of the British Pound and Euro, largely offset by the weakening of the Chinese Renminbi and Brazilian Real, each relative to the U.S. Dollar.
Cost of sales and gross profit
Cost of sales and cost of sales as a percentage of net sales were $2,003 million and 78%, respectively, during the nine months ended September 30, 2024, compared to $2,080 million and 79%, respectively, during the nine months ended September 30, 2023. The decrease of $77 million in cost of sales for the nine months ended September 30, 2024 was primarily driven by the following:
•Lower sales volume, mix and net new business decreased cost of sales by approximately $71 million. This decrease was primarily driven by lower commercial vehicle sales in Europe and lower sales in China in the Fuel Systems segment, partially offset by favorable mix in Europe within the Aftermarket segment.
•Cost of sales was impacted by lower supplier-related and inflationary costs of approximately $43 million arising primarily from supplier savings and a lump sum supplier settlement of $7 million.
•Cost of sales decreased $3 million related to certain contract manufacturing agreements with Former Parent that were entered into in connection with the Spin-Off.
•Employee costs increased cost of sales by $18 million, primarily related to inflation and incentive compensation.
•Other manufacturing costs increased cost of sales by $22 million compared to the nine months ended September 30, 2023.
Gross profit and gross margin were $567 million and 22%, respectively, during the nine months ended September 30, 2024 compared to $538 million and 21%, respectively, during the nine months ended September 30, 2023. The increase in gross margin was primarily due to the factors discussed above.
Selling, general and administrative expenses
SG&A for the nine months ended September 30, 2024 was $324 million as compared to $306 million for the nine months ended September 30, 2023. SG&A as a percentage of net sales was 13% and 12% for the nine months ended September 30, 2024 and 2023, respectively. SG&A was comprised of the following:
•Employee-related costs were $118 million for the nine months ended September 30, 2024, an increase of $18 million, primarily due to inflation, incentive compensation, and increases in headcount associated with the transition to a standalone company.
•R&D costs were $83 million for the nine months ended September 30, 2024. This includes gross R&D expenditures of $154 million, comprised primarily of employee costs, offset by customer reimbursements of $71 million, which represent recovery of costs incurred. R&D costs increased $2 million compared to the nine months ended September 30, 2023. R&D costs, net of customer reimbursements, were 3.2% of net sales in both the nine months ended September 30, 2024 and 2023. The Company’s current long-term expectation for R&D spending is approximately 3% of net sales.
•IT costs incurred directly by the Company were $22 million for the nine months ended September 30, 2024, a decrease of $1 million compared to the nine months ended September 30, 2023.
•Intangible amortization expense was $21 million for the nine months ended September 30, 2024 and 2023.
•Other SG&A costs were $80 million for the nine months ended September 30, 2024, a decrease of $1 million compared to the nine months ended September 30, 2023.
Other operating expense, net
Other operating expense, net was $35 million and $72 million for the nine months ended September 30, 2024 and 2023, respectively. Refer to Note 4, “Other operating expense, net,” for more information. Other operating expense, net was comprised of the following:
•For the nine months ended September 30, 2024 and 2023, separation and transaction costs were $24 million and $84 million, respectively, primarily related to professional fees associated with the Spin-Off.
•Restructuring expense was $11 million and $10 million for the nine months ended September 30, 2024 and 2023, respectively, related to individually approved restructuring actions that primarily related to reductions in headcount. The Company continues to evaluate different options across its operations to reduce existing structural costs. As we continue to assess our performance and the needs of our business, additional restructuring could be required and may result in significant costs.
•For the nine months ended September 30, 2024, the Company recognized $4 million related to losses on other one-time events, primarily related to a supplier fire.
•For the nine months ended September 30, 2023, the Company recognized income related to application testing and other R&D services for other BorgWarner businesses of $2 million. The R&D services stopped after the Spin-Off was completed.
•For the nine months ended September 30, 2023, the Company recognized royalty income related to licensing of the Delphi Technologies trade name and product-related intellectual properties to other BorgWarner businesses in the amount of $17 million. These royalty arrangements have not continued subsequent to the completion of the Spin-Off.
Equity in affiliates’ earnings, net of tax
Equity in affiliates’ earnings, net of tax was $8 million in the nine months ended September 30, 2024 and 2023. This line item is driven by the results of the Company’s unconsolidated joint venture.
Interest expense
Interest expense was $81 million and $34 million in the nine months ended September 30, 2024 and 2023, respectively. The increase was primarily related to the issuance of debt in connection with the Spin-Off as well as the loss on extinguishment of debt of $22 million during the nine months ended September 30, 2024. See Note 11, “Notes Payable and Debt”, for further discussion of the extinguishment of debt.

Interest income
Interest income was $12 million and $9 million in the nine months ended September 30, 2024 and 2023, respectively. The increase was primarily due to higher interest rates on higher cash and cash equivalents balances.
Other postretirement expense (income), net
Other postretirement expense (income), net was expense of $1 million and income of $1 million in the nine months ended September 30, 2024 and 2023, respectively. The increase in other postretirement expense for the nine months ended September 30, 2024 was primarily due to higher interest costs in 2024.
Provision for income taxes
Provision for income taxes was $72 million for the nine months ended September 30, 2024 resulting in an effective tax rate of 49%. This compared to $75 million, or 52%, for the nine months ended September 30, 2023. The decrease was primarily the result of a change in the jurisdictional mix of pre-tax earnings, most notably a decrease in pre-tax losses where no benefit is recognized and a decrease in U.S. tax on foreign earnings.
For further details, see Note 5, “Income Taxes,” to the Condensed Consolidated Financial Statements for the nine months ended September 30, 2024 and 2023.

Adjusted net earnings per diluted share
The Company defines adjusted net earnings per diluted share as net earnings per share adjusted to exclude the tax-effected impact of restructuring expense, separation and transaction costs, intangible asset amortization, impairment charges, other net expenses, and other gains, losses and tax amounts not reflective of the Company’s ongoing operations.

	Nine Months Ended September 30,
	2024	2023
Net earnings per diluted share	$1.63	$1.46
Separation and transaction costs	0.48	1.72
Intangible asset amortization expense	0.40	0.40
Loss on extinguishment of debt	0.37	—
Restructuring expense	0.19	0.17
Losses for other one-time events	0.08	—
Royalty income from Former Parent	—	(0.36)
Tax adjustments	—	0.03
Adjusted net earnings per diluted share	$3.15	$3.42

Results by Reportable Segment for the nine months ended September 30, 2024 and 2023
The following table presents Net sales and Segment AOI for the Company’s reportable segments:

	Nine Months Ended September 30,
	2024			2023
(in millions)	Net Sales to Customers	Segment AOI	% margin	Net Sales to Customers	Segment AOI	% margin
Fuel Systems	$1,529	$162	10.6%	$1,621	$160	9.9%
Aftermarket	1,041	169	16.2%	997	143	14.3%
Totals	$2,570	$331		$2,618	$303
The Fuel Systems segment’s net sales to customers for the nine months ended September 30, 2024 decreased $92 million, or 6%, and Segment Adjusted Operating Income increased $2 million, or 1%, compared to the nine months ended September 30, 2023. Foreign currencies resulted in a period-over-period decrease in sales of approximately $5 million primarily due to the weakening of the Chinese Renminbi and Brazilian Real, partially offset by the strengthening of the British Pound and Euro, each relative to the U.S. Dollar. The decrease excluding the impact of foreign currencies was primarily due to approximately $88 million of unfavorable volume and net new business driven by lower commercial vehicle sales in Europe, lower sales in China, and $3 million related to certain contract manufacturing agreements with BorgWarner, which ended in the quarter. This was offset by $4 million of customer pricing. Segment Adjusted Operating margin was 10.6% in the nine months ended September 30, 2024, compared to 9.9% in the nine months ended September 30, 2023. The Segment Adjusted Operating margin increase was primarily due to a lump sum supplier settlement offset by product volume and mix.
The Aftermarket segment’s net sales to customers for the nine months ended September 30, 2024 increased $44 million, or 4%, and Segment Adjusted Operating Income increased $26 million, or 18%, from the nine months ended September 30, 2023. Foreign currencies resulted in a year-over-year increase in sales of approximately $6 million primarily due to the strengthening of the British Pound relative to the U.S. Dollar. The increase excluding the impact of foreign currencies was primarily due to approximately $26 million of pricing and approximately $12 million of favorable volume and net new business driven by increased demand for the Company’s products, primarily in the Americas. Segment Adjusted Operating margin was 16.2% in the nine months ended September 30, 2024, comparable to the 14.3% in the nine months ended September 30, 2023. The Segment Adjusted Operating margin increase was primarily due to customer pricing.
LIQUIDITY AND CAPITAL RESOURCES
Overview
We utilize certain arrangements with various financial institutions to sell eligible trade receivables from certain customers in North America and Europe. We may terminate any or all of these arrangements at any time subject to prior written notice. While we do not depend on these arrangements for our liquidity, if we elected to terminate these arrangements, there would be a one-time unfavorable timing impact on the collection of any outstanding receivables.
At September 30, 2024 and December 31, 2023, the Company had $477 million and $365 million of cash and cash equivalents, respectively, of which $336 million and $347 million, respectively, was held by our subsidiaries outside of the United States. We believe our existing cash and cash flows generated from operations and indebtedness incurred in conjunction with the Spin-Off discussed below will be responsive to the needs of our current and planned operations for at least the next 12 months and the foreseeable future thereafter.

Credit Agreement
On July 3, 2023, the Company entered into a $1.225 billion Credit Agreement (as amended, the Credit Agreement) consisting of a $500 million revolving credit facility (the Revolving Facility), a $300 million Term Loan A Facility (the Term Loan A Facility) and a $425 million Term Loan B Facility (the Term Loan B Facility; together with the Revolving Facility and the Term Loan A Facility, collectively, the Facilities) in connection with the Spin-Off that occurred on the same date, maturing on July 3, 2028. As of September 30, 2024, the Company had no outstanding borrowings under the Revolving Facility, and availability of $499 million. The Term Loan B Facility was fully repaid in connection with the issuance of the 6.75% Senior Secured Notes due 2029 on April 4, 2024, as discussed below. The Term Loan A Facility was fully repaid in connection with the issuance of the 6.625% Senior Notes due 2032 on September 17, 2024, as discussed below.
Issuance of Senior Notes
On April 4, 2024, the Company issued $525 million aggregate principal amount of 6.75% Senior Secured Notes due 2029 (the 2029 Notes) pursuant to an indenture among the Company, as issuer, certain subsidiaries of the Company named as guarantors, and U.S. Bank Trust Company, National Association, as trustee and as collateral agent. The 2029 Notes were sold to investors at 100% plus accrued interest, if any, from April 4, 2024 in a private transaction exempt from the registration requirements of the Securities Act. The net proceeds of the offering of the 2029 Notes were used to repay all of the Company’s outstanding borrowings and accrued interest under the Term Loan B Facility and the Revolving Facility, and to pay fees and expenses in connection with the offering. During the second quarter of 2024, the Company recorded a non-cash pre-tax loss on extinguishment of $20 million related to the difference between the repayment amount and net carrying amount of the Term Loan B Facility, which is included in the Interest expense line item on the Condensed Consolidated Statements of Operations.

On September 17, 2024, the Company issued $450 million aggregate principal amount of 6.625% Senior Notes due 2032 (the 2032 Notes) pursuant to an indenture among the Company, as issuer, certain subsidiaries of the Company named as guarantors, and U.S. Bank Trust Company, National Association, as trustee. The 2032 Notes were sold to investors at 100% plus accrued interest, if any, from September 17, 2024 in a private transaction exempt from the registration requirements of the Securities Act. The net proceeds of the offering of the 2032 Notes were used to repay all of the Company’s outstanding borrowings under the Term Loan A Facility, to pay fees and expenses in connection with the offering, and for general corporate purposes. During the third quarter of 2024, the Company recorded a non-cash pre-tax loss on extinguishment of $2 million related to the difference between the repayment amount and net carrying amount of the Term Loan A Facility, which is included in the Interest expense line item on the Condensed Consolidated Statements of Operations.

Refer to Note 11. “Notes Payable And Debt” for further information on the Credit Agreement, the 2029 Notes and the 2032 Notes.
Cash Flows
Operating Activities
Net cash provided by operating activities was $235 million and $188 million in the nine months ended September 30, 2024 and 2023, respectively. The change in cash from operating activities for the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023 was primarily due to working capital changes.
Investing Activities
Net cash used in investing activities was $84 million and $117 million in the nine months ended September 30, 2024 and 2023, respectively, primarily related to capital expenditures. As a percentage of sales, capital expenditures were 3.3% and 4.5% for the nine months ended September 30, 2024 and 2023, respectively.
Financing Activities
Net cash used in financing activities was $61 million in the nine months ended September 30, 2024, primarily related to the repayment of Term Loan A and Term Loan B Facilities, stock repurchases, dividend payments to PHINIA stockholders, largely offset by the issuances of the 2029 Notes and 2032 Notes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates disclosures appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies And Estimates,” in the Company’s Form 10-K filed on February 28, 2024. There were no material changes to this information during the quarter ended September 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk appear in “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” and “Risk Factors” in the Company’s Form 10-K filed on February 28, 2024. There were no material changes to this information during the quarter ended September 30, 2024.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
In the ordinary course of its business, the Company is involved in a number of lawsuits and claims, both actual and potential. Proceedings that were previously disclosed may no longer be reported because, as a result of rulings in the case, settlements, changes in our business, or other developments, in our judgment, they are no longer material to the Company’s business, financial position or results of operations. Refer to Note 16, “Contingencies,” to the Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

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

Item 1A. Risk Factors
We face a number of risks and uncertainties that could materially and adversely affect our business, financial condition or results of operations. A discussion of our risk factors can be found in Part I, Item 1A. Risk Factors in the Company’s Form 10-K filed on February 28, 2024. Readers should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. During the three months ended September 30, 2024, there were no material changes to our previously disclosed risk factors.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
In August 2023, the Company’s Board of Directors authorized a $150 million share repurchase program. In August 2024, the Company’s Board of Directors increased the authorization by $250 million for a total share repurchase program of $400 million. As of September 30, 2024, the Company repurchased $212 million of common stock under its repurchase program, excluding the impact of Federal excise tax. Under the repurchase program, shares may be repurchased in open market transactions, privately negotiated transactions, or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans in compliance with SEC requirements. The exact amount and timing of any purchases will depend on a number of factors, including trading price, trading volume, and general market conditions. The repurchase program has no expiration date and may be suspended, discontinued, or resumed at any time. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued.

The following table provides information about the Company’s purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2024:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in millions)
July 1, 2024 - July 31, 2024
Common Stock Repurchase Program	—	—	—	$13
August 1, 2024 - August 31, 2024
Common Stock Repurchase Program	1,197,948	$45.56	1,197,948	$208
September 1, 2024 - September 30, 2024
Common Stock Repurchase Program	421,659	$48.44	421,659	$188

Item 5. Other Information
Trading Arrangements
During the nine months ended September 30, 2024, none of the individuals serving as the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, at that time adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

4.1
Indenture, dated as of September 17, 2024, by and among the Company, the guarantors named therein and the U.S. Bank Trust Company, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on September 18, 2024).

10.1
Amendment No. 2 to Credit Agreement, dated as of September 17, 2024, by and among the Company, the guarantors listed on the signature pages thereof, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 18, 2024).

10.2	Form of Deferred Cash Award Agreement for Employees (China).*+
31.1	Rule 13a-(14a)/15d-(14a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32.1	Section 1350 Certification of Chief Executive Officer.**
32.2	Section 1350 Certification of Chief Financial Officer.**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*
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
Date: October 31, 2024