Form 10-K
period 2024-12-31
PHINIA INC.
filed 2025-02-13
CIK 1968915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2024
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates on June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1.7 billion, based on the closing price per share of the registrant’s common stock on such date, as reported on the New York Stock Exchange.
As of February 7, 2025, the registrant had 40,813,559 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.

Document	Part of Form 10-K into which incorporated
Portions of the PHINIA Inc. Proxy Statement for the 2025 Annual Meeting of Shareholders	Part III

PHINIA Inc
FORM 10-K
YEAR ENDED DECEMBER 31, 2024

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Unless the context requires otherwise, references in this Annual Report on Form 10-K (Form 10-K) to “PHINIA,” the “Company,” “we, “our” or “us” refer to PHINIA Inc. and its consolidated subsidiaries.
This Form 10-K contains forward-looking statements within the meaning of the U.S. federal securities laws. Forward-looking statements are statements other than historical fact that provide current expectations or forecasts of future events based on certain assumptions and are not guarantees of future performance. Forward-looking statements use words such as “anticipate,” “believe,” “continue,” “could,” “designed,” “effect,” “estimate,” “evaluate,” “expect,” “forecast,” “goal,” “initiative,” “intend,” “likely,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “will,” “would,” and other words of similar meaning. Forward-looking statements are subject to risks, uncertainties, and factors relating to our business and operations, all of which are difficult to predict and which could cause our actual results to differ materially from the expectations expressed in or implied by such forward-looking statements. Risks, uncertainties, and factors that could cause actual results to differ materially from those implied by these forward-looking statements include, but are not limited to:
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
•extraordinary events, including natural disasters or extreme weather events, fires or similar catastrophic events, political disruptions, terrorist attacks, pandemics or other public health crises, and acts of war;
•risks related to our international operations;
•the impact of economic, political, social and market conditions on our business in China;
•our reliance on a limited number of OEM customers;
•supply chain disruptions;
•work stoppages, production shutdowns and similar events or conditions;
•governmental investigations and related proceedings regarding vehicle emissions standards, including the ongoing investigation into diesel defeat devices;
•current and future environmental, health and safety, human rights and other laws and regulations;

•the impacts of climate change, regulations related to climate change and various stakeholders’ emphasis on climate change and other related matters;
•compliance with and changes in other laws and regulations;
•liabilities related to product warranties, litigation and other claims;
•tax audits and changes in tax laws or tax rates taken by taxing authorities;
•impairment charges on goodwill and indefinite-lived intangible assets;
•the impact of changes in interest rates and asset returns on our pension funding obligations;
•the impact of restrictive covenants and other requirements on our financial and operating flexibility pursuant to the agreements governing our indebtedness;
•risks relating to the Spin-Off (as defined below), including our ability to achieve some or all of the benefits that we expect to achieve from the Spin-Off, a determination that the Spin-Off does not qualify as tax-free for U.S. federal income tax purposes, and our or our Former Parent’s failure to perform under, or additional disputes that may arise between the parties relating to, various transaction agreements executed in connection with the Spin-Off; and
•other risks and uncertainties described in Item 1A, “Risk Factors” and in our other reports filed from time to time with the Securities and Exchange Commission (the SEC).
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

PART I

Item 1. Business
PHINIA Inc. (together with its consolidated subsidiaries, the Company or PHINIA) is a Delaware corporation incorporated in 2023. The Company is a leader in the development, design and manufacture of integrated components and systems that are designed to optimize performance, increase efficiency and reduce emissions in combustion and hybrid propulsion for commercial vehicles and industrial applications (medium-duty and heavy-duty trucks, buses and other off-highway construction, marine, agricultural and industrial applications), light commercial vehicles (vans and trucks) and light passenger vehicles (passenger cars, mini-vans, cross-overs and sport-utility vehicles). We are a global supplier to most major original equipment manufacturers (OEMs) seeking to meet and exceed increasingly stringent global regulatory requirements and satisfy consumer demands for an enhanced user experience. Additionally, we offer a wide range of original equipment service (OES) solutions and remanufactured products as well as an expanded range of products for the independent (non-OEM) aftermarket.
Transition to Standalone Company
On December 6, 2022, BorgWarner Inc., a manufacturer and supplier of automotive industry components and parts (BorgWarner, or Former Parent) announced plans for the complete legal and structural separation of its Fuel Systems and Aftermarket businesses by the spin-off of its wholly-owned subsidiary, PHINIA, which was formed on February 9, 2023 (the Spin-Off).
On July 3, 2023, BorgWarner completed the Spin-Off in a transaction intended to qualify as tax-free to BorgWarner’s stockholders for U.S. federal income tax purposes, which was accomplished by the distribution of the outstanding common stock of PHINIA to holders of record of common stock of BorgWarner on a pro rata basis. Each holder of record of BorgWarner common stock received one share of PHINIA common stock for every five shares of BorgWarner common stock held on June 23, 2023, the record date. In lieu of fractional shares of PHINIA, BorgWarner stockholders received cash. As a result of these transactions, all of the assets, liabilities, and legal entities comprising BorgWarner’s Fuel Systems and Aftermarket businesses are now owned directly, or indirectly through its subsidiaries, by PHINIA. PHINIA is an independent public company trading under the symbol “PHIN” on the New York Stock Exchange.
Narrative Description of Reportable Segments
The Company reports its results under two reportable segments: Fuel Systems and Aftermarket.
Net sales by reportable segment were as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Fuel Systems	$2,264	$2,407	$2,293
Aftermarket	1,393	1,329	1,284
Inter-segment eliminations	(254)	(236)	(229)
Net sales	$3,403	$3,500	$3,348
The sales information presented above does not include the sales by the Company’s unconsolidated joint venture (see sub-heading “Joint Venture” below). Such unconsolidated sales totaled approximately $224 million, $228 million, and $235 million for the years ended December 31, 2024, 2023 and 2022, respectively. In addition, the sales information for the years ended December 31, 2024 and 2023 includes $23 million and $50 million, respectively, of certain contract manufacturing agreements with BorgWarner that were entered into at the time of the Spin-Off.
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
Financial Information About Reportable Segments
Refer to Note 22, “Reportable Segments and Related Information,” to the Consolidated Financial Statements in Item 8 of this Form 10-K for financial information about the Company's reportable segments.
Joint Venture
As of December 31, 2024, the Company had one unconsolidated joint venture in which it exercises significant influence but has a less-than-100% ownership interest. Results from the unconsolidated joint venture are reported by the Company using the equity method of accounting pursuant to which the Company records its proportionate share of the joint venture’s income or loss each period.
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
Financial Information About Geographic Areas
The Company has a global presence. During the year ended December 31, 2024, approximately 37% of the Company’s net sales were generated in the United States, and 63% were generated outside the United States. Refer to Note 22, “Reportable Segments and Related Information,” to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional financial information about geographic areas.
Product Lines and Customers
During the year ended December 31, 2024, approximately 34% of the Company’s net sales were for independent aftermarket customers and OES, approximately 27% were for light passenger vehicle applications; approximately 20% were for commercial vehicle and industrial applications; approximately 18% were for light commercial vehicle applications, and 1% for other markets.
The Company’s worldwide net sales to General Motors Company during the years ended December 31, 2024, 2023, and 2022 were 17%, 16%, and 12%, respectively. No other single customer accounted for more than 10% of the Company’s consolidated net sales in any of the years presented. Sales to the Company’s top five customers represented 40% of sales for the year ended December 31, 2024.
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

Seasonality
Our operations are directly related to the commercial vehicle and light vehicle industries. Consequently, our segments may experience seasonal fluctuations to the extent vehicle production slows, such as for OEM shutdowns in summer or winter, and for aftermarket parts depending on primary repair periods (summer for buses) or primary failure periods due to extreme heat or cold.
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
Our net R&D costs are primarily included in selling, general and administrative expenses of the Consolidated Statements of Operations. Customer reimbursements are netted against gross R&D costs as they are considered a recovery of cost. Customer reimbursements for prototypes are recorded net of prototype costs based on customer contracts, typically either when the prototype is shipped or when it is accepted by the customer. Customer reimbursements for engineering services are recorded when performance obligations are satisfied in accordance with the contract. Financial risks and rewards transfer upon shipment, acceptance of a prototype component by the customer or upon completion of the performance obligation as stated in the respective customer agreement.

	Year Ended December 31,
(in millions)	2024	2023	2022
Gross R&D costs	$209	$188	$200
Customer reimbursements	(97)	(80)	(96)
Net R&D costs	$112	$108	$104
Net R&D costs as a percentage of net sales were 3.3%, 3.1% and 3.1% for the years ended December 31, 2024, 2023 and 2022, respectively.
Intellectual Property
Intellectual property rights are important and valuable assets to our company. We have in the past and will continue in the future to file applications to protect our own rights, or to obtain licenses from third parties, when and where appropriate. We currently hold over 2,500 active pending applications and issued patents worldwide, and numerous pending and registered trademarks worldwide. Many of our trademarks are well-known in the markets in which we operate, and are key differentiators in particular for our aftermarket business. In certain instances, we also license some of our intellectual property assets to third parties, and in some cases, receive royalties in return. While we consider our intellectual property portfolio on the whole to be important, we do not consider our business to be materially dependent upon any one single intellectual property right or agreement.
Competition
We compete globally with a number of other manufacturers and distributors that produce and sell similar products. Many of these competitors are larger, have more diverse product portfolios and have greater resources than us. Technological innovation, application engineering development, quality, price, delivery and program launch support are the primary methods of competition.
Our major competitors are Robert Bosch GmbH, Cummins Inc., Denso Corporation, Dorman Products, Inc., Hitachi Astemo, Ltd., Hyundai KEFICO, Marelli, Valeo, Schaeffler Group, SEG Automotive, Aisan Industry Co., Ltd., Tenneco, ZF Group, SMP Auto Inc., Vitesco Technologies, Kayser, Mahle GmbH, and TI Fluid Systems.
For many of our products, our competitors include suppliers in parts of the world that enjoy economic advantages such as lower labor costs, lower health care costs, lower tax rates and, in some cases, export subsidies and/or raw materials subsidies. Also, see Item 1A, “Risk Factors.”

Human Capital Management
Our ability to attract, retain and develop a highly skilled workforce globally is critical to our sustained success and the growth of our business. We believe the broad array of skills, backgrounds, experiences, and industry knowledge of our talented employees advance our efforts in cultivating an inclusive culture, driving operational excellence, executing our business strategy and providing innovative products and solutions designed to optimize performance, increase efficiency and solve our customers’ biggest challenges. This belief is core to our human capital management strategy, which is focused on creating an inclusive and performance-based environment that fosters learning and development and empowers our people to deliver business results while supporting our Company values and vision for powering a better tomorrow.
As of December 31, 2024, our workforce was composed of salaried and hourly employees in the following geographic regions.

Americas	5,600
Asia	1,600
Europe	5,500
Total Employees	12,700

Salaried	4,800
Hourly	7,900
Total Employees	12,700
We advance our human capital management strategy through programs and initiatives focused on inclusion, total rewards, culture and engagement, learning and development, and health and safety.
Inclusion. Humility, inclusivity, integrity and accountability are the Company’s people-focused core values. We strive to cultivate a culture where differences are valued, respected and embraced and provide tools and opportunities to help all employees reach their full potential. We regularly review our policies, programs and initiatives designed to promote an inclusive workforce and confirm their alignment with our strategies and efforts to foster a highly qualified talent and leadership pipeline consisting of individuals with diverse perspectives, skills and experiences. We believe recognition, and appreciation for, differences in backgrounds and experiences is an important part of creating a greater understanding of each other. Through our various initiatives, we support this belief and showcase the broad spectrum of backgrounds, experiences, and skills of our talented employees.
Our Code of Ethical Conduct outlines our expectations for employees to act ethically and responsibly and sets the tone for employee interactions with each other and external stakeholders to create a respectful, inclusive and productive business environment. We seek to reinforce our employees’ understanding of the Code by requiring training for new hires and refresher training for other employees.
Total Rewards. Our total rewards program is aligned to our employee value proposition and critical to our ability to attract, engage and retain a highly talented workforce. Through this program, we deliver reward and recognition programs and competitive pay and benefit packages, including benefits to support health and wellbeing, disease prevention, management of chronic conditions, and emotional health. All full- and part-time employees are eligible to participate in our retirement plans, family-friendly leave programs, and flexible work policies, unless precluded by collective bargaining agreements or national statutory plans.
Additionally, our compensation infrastructure for salaried employees provides a globally consistent framework, with appropriate flexibility and country specific market data informing pay decisions and supporting our ability to provide market competitive compensation, which enables us to attract and retain highly qualified talent. We offer pay and benefits that are competitive and consistent with employee positions, skill levels, experience, knowledge, and geographic location.
Culture and Engagement. We regularly conduct engagement surveys to solicit feedback from employees on a variety of topics. We incorporate this feedback into actions plans across the organization with the aim of continually improving the employee experience and ensuring our workforce remains engaged and motivated to deliver outstanding results. Our team closely monitors employee turnover as part of our efforts to identify potential opportunities for improving employee retention. Additionally, we give our employees the opportunity to give back to their local communities, through community service, environmental initiatives, and educational involvement.

Employees at some of our non-U.S. facilities are unionized. We recognize that, in many of the locations where we operate, employees have freedom of association rights with third-party organizations such as labor unions. We respect and support those rights, including the right to collective bargaining, in accordance with local laws.
Learning and Development. We provide training and formal development opportunities for our employees to enable them to build the skills needed to reach their short- and long-term career goals. These opportunities are delivered to employees in a variety of formats to make our portfolio of learning and development solutions flexible, accessible, scalable and translatable to meet the needs of our evolving global workplace and workforce.
Our formal performance management system enables managers and employees to set goals that align to our strategy and core values, provide formal feedback throughout the year, and identify professional development goals and opportunities to assist employees in reaching their full potential. We also offer employees the opportunity to participate in traditional and reverse mentoring programs. Our reverse mentoring program pairs early career talent with more senior leadership and is designed to promote collaboration, foster dialogue, and raise awareness and understanding of different perspectives to deliver on our collective goals. Finally, we have a regular cadence of talent reviews and robust succession plans for key roles in the Company, which includes the use of talent pools to help tailor development in line with career aspirations and trajectories.
Health and Safety. The health and safety of our employees is a top priority. We are dedicated to continually improving health and safety performance through education, managing and mitigating risk and building a culture where safety comes first and is embedded as a value. We maintain safety management systems at all of our manufacturing facilities. Our manufacturing locations that supply directly to OEM customers are certified to the ISO 45001:2018 Occupational health and safety management standard.
We engage employees across different roles and geographies through ongoing workplace safety training and prevention initiatives, best practice sharing, safety meetings, and recognition programs. These initiatives and programs aim to facilitate engagement, share successes and focus employees on continually improving the safety of our work environments and fostering safe and healthy practices.
Raw Materials
We use a variety of raw materials in the production of our products including aluminum, copper, nickel, plastic resins, steel, certain alloy elements, and semiconductor chips. Manufacturing operations for each of our operating segments are dependent upon natural gas (including carbon dioxide and helium), fuel oil, and electricity.
We use a variety of measures to limit the impact of supply shortages and inflationary pressures. Our global procurement organization works to accelerate cost reductions, purchase from best-cost regions, optimize the supply base, mitigate risk, and collaborate on our buying activities. In addition, we use long-term contracts, cost sharing arrangements, design changes, customer buy programs, and limited financial instruments to help control costs wherever beneficial. The Company intends to use similar measures in 2025 and beyond. Refer to Note 14, “Financial Instruments,” to the Consolidated Financial Statements in Item 8 of this Form 10-K for information related to the Company’s hedging activities.
Prices for commodities remain volatile, and since the beginning of 2021, the Company has experienced price increases for energy and base metals (e.g., steel, aluminum and copper) while slightly decreasing in 2024. In addition, many global economies are experiencing elevated levels of inflation more generally, which is driving an increase in other input costs. As a result, the Company has experienced, and is continuing to experience, higher costs. For 2025, the Company believes there will be lower levels of continued inflationary pressures in certain raw materials, labor and energy. Supplies of other raw materials are adequate and available from multiple sources to support our manufacturing requirements.
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

Information About Our Executive Officers
Set forth below are the names, ages, positions and certain other information concerning the Company’s executive officers and officers within the meaning of Rule 16a-1(f) of the Exchange Act as of February 13, 2025.

Name (Age)	Present Position (Effective Date)	Positions Held During the Past Five Years (Effective Date)
Brady D. Ericson (53)	President and Chief Executive Officer (July 2023)	•President and General Manager, Fuel Systems and Aftermarket BorgWarner (2022-July 2023) •President and General Manager, Morse Systems, BorgWarner (2019-2022)
Chris P. Gropp (60)	Vice President and Chief Financial Officer (July 2023)	•Vice President of Finance, Fuel Systems and Aftermarket, BorgWarner (2020-July 2023) •Vice President of Finance, Transmission Systems, BorgWarner (2014-2020)
Pedro Abreu (47)	Vice President and Chief Strategy Officer (July 2024)
•Vice President and General Manager, Fuel Systems Asia Pacific (July 2023 - July 2024)
•Vice President and General Manager Asia, Fuel Systems, BorgWarner (2021-July 2023)
•Plant Manager Tulle, France, BorgWarner (2019-2021)

Todd L. Anderson (55)	Vice President and Chief Technology Officer (July 2023)
•Vice President and General Manager, Fuel Systems (Europe, Middle East, Africa), BorgWarner (2021-July 2023)
•Vice President and Managing Director, Diesel Fuel Injection Systems, BorgWarner (2020-2021)
•Vice President and Managing Director, Diesel Fuel Injection Systems, Delphi Technologies (2019-2021)

Robert Boyle (45)	Vice President, General Counsel and Secretary (July 2023)	•Vice President and General Counsel (Europe), BorgWarner (2020-July 2023) •Vice President, Corporate and Securities, and Assistant Secretary, Delphi Technologies (2018-2020)
Michael Coetzee (58)	Vice President and General Manager, Fuel Systems Americas (July 2023)	•Vice President and General Manager, Morse Systems, Americas, BorgWarner (2020-July 2023) •Vice President and General Manager, Transmission Systems, Americas, BorgWarner (2016-2020)
Alisa Di Beasi (50)	Vice President and Chief Human Resource Officer (July 2023)
•Vice President, Global Human Resources, Morse Systems, BorgWarner (2020-July 2023)
•Global Vice President, Human Resources, Low Voltage, Smart Buildings and Smart Charging, ABB AG (power and automation technology manufacturer) (2016-2019)

Sebastian Dori (44)	Vice President and Chief Purchasing Officer (July 2023)
•Vice President, Global Supply Management, Fuel Systems, BorgWarner (2021-July 2023)
•Director, Global Supply Chain Management, Morse Systems, BorgWarner (2020-2021)
•Supply Chain Director, Europe and South America, Turbo Systems, BorgWarner (2017-2020)

Christopher Gustanski (51)	Vice President, Operational Excellence (July 2023)
•Vice President Manufacturing Strategy and Quality, BorgWarner (2020-July 2023)
•Vice President Manufacturing Engineering, Powertrain Products and Corporate Manufacturing Engineering, Lean, and Footprint Planning, Delphi Technologies (2019-2020)

Neil Fryer (63)	Vice President and General Manager, Global Aftermarket (July 2023)
•Vice President and General Manager, Global Aftermarket, BorgWarner (2022-July 2023)
•Vice President Global Marketing, Product and Strategic Planning, Aftermarket, BorgWarner (2020-2022)
•Vice President Global Marketing, Product and Strategic Planning Aftermarket, Delphi Technologies (2017-2020)

John Lipinski (57)	Vice President and General Manager, Fuel Systems Europe (July 2023)
•Vice President, Global Manufacturing Engineering, PowerDrive Systems, BorgWarner (2022-July 2023)
•Senior Director Global Manufacturing Engineering and Operations, PowerDrive Systems, BorgWarner (2020-2022)
•Global Operations Senior Director, Delphi Technologies (2019-2020)

Matthew Logar (49)	Vice President and Chief Information Officer (July 2023)	•Chief Information Officer, Gentherm Incorporated (thermal management technologies company) (2020-July 2023) •Executive Director, Information Technology, Gentherm (2019-2020)
Samantha M. Pombier (43)	Vice President and Controller (July 2023)	•Assistant Controller, BorgWarner (2020-July 2023) •Director, External Reporting, BorgWarner (2019-2020)
Hank Yang (50)	Vice President and General Manager, Fuel Systems Asia Pacific (July 2024)
•Country Director (China) and General Manager Fuel Systems (China) (July 2023-July 2024)
•General Manager Fuel Systems (China), BorgWarner (2021-July 2023)
•Managing Director, Powertrain System (China), Gnutti-Carlo (2018-2020)

Item 1A.    Risk Factors
Our business is subject to various risks and uncertainties. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties not presently known to PHINIA or that PHINIA currently deems immaterial that may materially adversely affect us in future periods. Any of the risks and uncertainties described below could have a material adverse effect on our business, financial condition, or results of operations, including causing PHINIA’s actual results to differ materially from those projected in any forward-looking statements. Although the risks are organized by heading, and each risk is described separately, many of the risks are interrelated.
Risks Related to Our Industry and Strategy
Adverse changes in general business and economic conditions, including recessions, adverse market conditions or downturns impacting the vehicle and industrial equipment industries, have in the past and may in the future adversely affect our business, financial condition, and results of operations.
Our business, financial condition and results of operations are sensitive to global and regional business and economic conditions, particularly those specific to the global vehicle and industrial equipment industries. Commercial vehicle, industrial application and light vehicle production and sales are cyclical and sensitive to general economic conditions and other factors, including inflation, interest rates, consumer credit, and consumer spending and preferences. Economic declines resulting in significant reductions in commercial vehicle or light vehicle production have in the past adversely affected our business, financial condition and results of operations, including our sales to OEMs, and could again in the future. Many global economies have continued to experience elevated levels of inflation more generally, which has led to an increase in other input costs. As a result, the Company has experienced, and may continue to experience, higher costs. Although the Company has had success offsetting higher costs through a combination of productivity and customer recoveries, there can be no guarantee that the Company will continue to be successful doing so in the future, should inflation remain at elevated levels.
If we do not deliver new products, services and technologies in response to changing consumer preferences and increased regulation of greenhouse gas emissions, or if the market for electric vehicles grows faster than expected, our business, financial condition, and results of operations could be adversely impacted.
The global vehicle industry has been, and is largely expected to continue to be, focused on increased fuel efficiency and reduced emissions, including the development of hybrid and electric vehicles, primarily as a result of changing consumer preferences and increasingly stringent global regulatory requirements related to the impacts of climate change. In past years, electric vehicle use has increased, with some cities limiting access to, and a number of countries and jurisdictions implementing regulations that require a reduction or phase-out of sales of, certain commercial and light combustion-powered vehicles, accelerating toward 2030 and beyond. While rates of growth of electric vehicle adoption and production have slowed in recent years compared to earlier expectations due to several factors, in particular lower than anticipated consumer acceptance, the regulatory landscape remains challenging. In the event that reductions or phase outs are ultimately required that would have an impact on production at OEMs and, in turn, sales of our products. We will continue to consider these trends and related shifts in the industry, including in the context of our product line, growth and innovation and development strategies.
Through our products and solutions, we are focused on enhancing fuel efficiency and driving growth through our ability to capitalize on other trends, such as the adoption of alternative fuels (e.g., hydrogen, ammonia, ethanol, compressed natural gas and other zero- or lower-carbon fuel types) for combustion-powered vehicles, industrial machinery and other applications. Given the early stages of development of some of these new products and solutions, there can be no guarantee of the future market acceptance and investment returns with respect to our planned products. The ongoing energy transition away from fossil fuels and the adoption of electrified powertrains in some market segments, notably the passenger car market segment, has resulted, and could continue to result, in lower demand for certain of our products. If we do not continue to develop or acquire new and compelling products that gain acceptance with OEMs, if we do not expand our offerings of combustion-agnostic products and solutions, if the market adoption for electric vehicles (particularly commercial vehicles) grows faster than expected, or if authorities implement additional or more stringent limits or phase-outs for combustion-powered vehicles on a broad basis, our business, financial condition and results of operations could be adversely impacted.
We face strong competition.
We compete globally with a number of manufacturers and distributors that produce and sell products that are similar to ours. Price, quality, speed of delivery, technological innovation, supply chain resilience, sourcing strategies (which could include the use of artificial intelligence and machine learning), engineering development, and program launch support are primary elements of competition. Our competitors include a large number of independent domestic and international suppliers, primarily in the automotive and industrial equipment sectors. A number of our competitors are larger than us and have more diverse product portfolios, and some competitors have greater financial and other resources than we do. Our customers, faced with intense international competition, have continued to expand their global sourcing of components. As a result, we have experienced competition from suppliers in other parts of the world that enjoy economic advantages, such as lower labor costs, lower healthcare costs, lower tax rates and, in some cases, export or raw material subsidies. Increased competition could adversely affect our business, financial condition and results of operations. In addition, any of our competitors may foresee the course of market development more accurately than we do, develop products that are superior to our offerings, produce similar products at a cost that is lower than our production cost, or adapt more quickly than we do to new technologies or evolving customer and regulatory requirements. As a result, our products may not be able to compete successfully with our competitors’ products, and we may not be able to meet the growing demands of customers. These trends could adversely affect our business, financial condition and results of operations, including our sales and the profit margins on our products.
The failure to identify, consummate, effectively integrate or realize the expected benefits from acquisitions or partnerships could adversely affect our growth and our business, financial condition, and results of operations.
We periodically evaluate selective acquisitions, partnerships, and strategic investments in connection with our growth strategy. The success of our growth strategy is dependent, in part, on our ability to identify suitable acquisition or partnership candidates, prevail against competing potential acquirers or partners and negotiate and consummate acquisitions or partnerships on terms attractive to us. It is also dependent on our ability to effectively integrate and realize the expected benefits from acquisitions or partnerships.
To realize the anticipated benefits of acquisitions or partnerships, both companies must be successfully combined. The combination of independent businesses is a complex, costly, and time-consuming process that requires significant management attention and resources. It is possible that the integration process could result in the loss of key employees, the disruption of our operations, the inability to maintain or increase our competitive presence, inconsistencies in standards, controls, procedures and policies, difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the acquisition, the diversion of management’s attention to integration matters, difficulties in the assimilation of operations, employees and corporate cultures, and/or the realization of unknown or inestimable liabilities relating to the acquired business or inaccurate assessment of undisclosed, contingent or other liabilities or complexities. Any or all of these factors could adversely affect our ability to maintain relationships with customers and employees, or achieve the anticipated benefits of the acquisition on the timeline expected, and could have an adverse effect on the combined company. In addition, many of these factors are outside of our control, and any one of these factors could result in additional or unforeseen costs, decreases in the amount of expected revenues and additional diversion of management’s time and energy, which could adversely impact our business, financial condition and results of operations.
Risks Related to Our Business and Operations
We are under substantial pressure from OEMs to reduce the prices of our products.
There is substantial and continuing pressure on OEMs to reduce costs, including the costs of products we supply. OEM customers expect annual price reductions in our business. To maintain our profit margins, we seek periodic price reductions from our suppliers in response to this expectation, to improve production processes to increase manufacturing efficiency, and to streamline product designs to reduce costs. In recent years, however, many of our suppliers have sought to increase prices in order to offset inflationary and other costs and surcharges. Although we seek to recover inflationary and other costs and surcharges from our customers and have had some success in the past in recovering a portion of these costs and surcharges, our ability to pass through increased costs to our OEM customers is limited (with any cost recovery often less than 100% and on a delayed basis) and there can be no assurance that such recoveries will continue in the future. Our inability to reduce costs (in an amount equal to or less than) annual price reductions, increases in tariffs, increases in raw material costs, increases in employee wages and benefits and other inflationary headwinds could have an adverse effect on our business, financial condition and results of operations.

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
Prices for commodities remain volatile, and since the beginning of 2021, the Company has experienced price increases for energy and base metals (e.g., steel, aluminum and copper) while slightly decreasing in 2024. In addition, beginning in 2023, many global economies, including the United States, experienced elevated levels of inflation more generally, which drove an increase in input costs. We have pricing-related agreements with various customers, but these agreements do not enable us to recover 100 percent of our increased costs, and as a result, our operating margins have been negatively impacted. While we will continue to negotiate the pass through and recovery of higher costs with our customers, perpetuation of this trend could adversely affect our business, financial condition and results of operations.
Changes in U.S. and foreign administrative policy, including changes to existing trade agreements and any resulting changes in international trade relations, may adversely affect our business, financial condition and results of operations.
We manufacture, sell and service products globally and rely upon a global supply chain to deliver the raw materials, components, systems and parts that we need to manufacture and service our products. Changes in laws, regulations and government policies on foreign trade and investment can affect the demand for our products and services, cause customers to shift preferences towards domestically manufactured or branded products, and impact the competitive position of our products or prevent us from being able to sell or manufacture products in certain countries. Our business benefits from free trade agreements, such as the United States-Mexico-Canada Agreement. Efforts to withdraw from, or substantially modify, such agreements or arrangements, or actions taken in contravention of such agreements or arrangements, or the implementation of more restrictive trade policies, such as higher tariffs relevant to our operations (particularly in Mexico and China), import or export licensing requirements and exchange controls or new barriers to entry, could limit our ability to capitalize on current and future growth opportunities in international markets, impair our ability to expand the business by offering new technologies, products and services, and adversely impact our production costs, customer demand, our competitiveness and our relationships with customers and suppliers. Such actions can be announced with little or no advance notice, and we may not be able to effectively mitigate all adverse impacts from such measures. Any of these consequences could have an adverse effect on our business, financial condition and results of operations.
If we are unable to protect our intellectual property or if a third party makes assertions against us or our customers relating to intellectual property rights, our business, financial condition and results of operations could be adversely affected.
We own important intellectual property, including patents, trademarks, copyrights, and trade secrets, and are involved in numerous licensing arrangements. Our intellectual property plays an important role in maintaining our competitive position in a number of the markets that we serve. Our competitors may develop technologies that are similar or superior to our proprietary technologies or design alternatives to the technologies utilizing the patents we own or license. Further, as we expand our operations in jurisdictions where the enforcement of intellectual property rights is less robust, the risk of others duplicating our proprietary technologies or supplying counterfeit goods at lower prices under confusingly similar or identical trademarks, increases, despite the efforts we undertake to protect our intellectual property. Our inability to protect or enforce our intellectual property rights, or claims that we are infringing on the intellectual property rights of others, could adversely affect our competitive position, as well as our business, financial condition and results of operations.

A failure of or disruption in our information technology infrastructure, including a disruption related to cybersecurity, could adversely impact our business, financial condition and results of operations.
We rely on the capacity, reliability and security of our information technology systems and infrastructure. Information technology systems are vulnerable to disruptions, including those resulting from cybersecurity attacks, failures or vulnerabilities in third-party provided products and services, and natural disasters or adverse weather events. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. Disruptions in, attacks on and the integrity of our information technology systems, or on the information systems, products or services of third parties with which we engage, pose a risk to the security of our systems and data, including the data of our employees, customers and suppliers. Some cybersecurity attacks or incidents result from human error or manipulation (including phishing attacks or other schemes that use social engineering to gain access to systems), carry out disbursement of funds or other frauds, or involve ransomware, malware and other advanced persistent threats that increase the risks and costs associated with protecting against such attacks. We have implemented cybersecurity and data protection policies, processes and strategies that are informed by regulatory and business requirements and industry practices. These policies, processes and strategies are designed to help (i) identify, prevent and mitigate against evolving cybersecurity threats to the Company; (ii) preserve the confidentiality, security and availability of the information that we collect and store for use in operating our business; (iii) protect the Company’s intellectual property; (iv) maintain the confidence of our customers, suppliers, other business partners and employees; and (v) provide appropriate public disclosure of cybersecurity risks and incidents when required.
Despite these efforts, we have experienced targeted and non-targeted cybersecurity attacks and incidents in the past that have resulted in unauthorized persons gaining access to our information and systems, and we could in the future experience similar attacks. To date, no cybersecurity attack or incident, or any risk from cybersecurity threats, has materially affected or is reasonably likely to materially affect the Company or our business strategy, results of operations, or financial condition. Nevertheless, cybersecurity attacks on the Company continue unabated and future cybersecurity attacks or incidents could potentially lead to the inappropriate disclosure of confidential information (including our intellectual property or employee, customer or supplier data), improper use of our systems and networks, access to and manipulation and destruction of our third-party data, production downtimes or delays, lost revenues, inappropriate disbursement of funds, and both internal and external supply shortages. In addition, we expect, and may be required, to continue to incur significant additional costs to protect against damage caused by cybersecurity attacks or incidents in the future. The consequences of a cybersecurity attack or incident could cause significant damage to our reputation, affect our relationships with our employees, customers, suppliers, and other business partners, or lead to governmental investigations or claims against us, and ultimately, adversely affect our business, financial condition and results of operations.
Our inability to identify, attract, retain and develop a qualified global workforce could adversely impact our business, financial condition and results of operations and impair our ability to meet our strategic objectives and the needs of our customers.
Our continued success depends in part on our ability to identify, attract and onboard qualified candidates with the requisite education, background, skills and experience, and our ability to retain, develop and engage employees across our business, including our sales, manufacturing, research and development, information technology, corporate and other operations and functions. To the extent we are unable to remain competitive with our total rewards programs (which includes compensation and benefits programs and practices), human capital management strategies and objectives, or inclusive workplace culture, or if qualified candidates or employees become more difficult to attract or retain under reasonable terms, we may experience higher labor-related costs and significant employee turnover, and may be unable to attract and retain a qualified global workforce, including members of management, other senior leaders and employees with key engineering and technical skills, in numbers sufficient for our needs. These factors could adversely affect our business, financial condition and results of operations, and impair our ability to meet our strategic objectives and the needs of our customers.
Our profitability and results of operations may be adversely affected by program launch difficulties.
The launch of a new vehicle program for a customer is a complex process, the success of which depends on a wide range of factors, including the production readiness of our manufacturing facilities and processes and those of our suppliers, as well as factors related to tooling, equipment, employees, initial product quality and other factors. Our failure to successfully launch vehicle programs, or our inability to accurately estimate costs to design, develop and launch new vehicle programs, could have an adverse effect on our business, financial condition, and results of operations.

To the extent we are not able to successfully launch a new vehicle program, our customer’s vehicle production could be significantly delayed or shut down. Such situations could result in significant financial penalties to us, or a diversion of employees and financial resources to improving launches rather than investing in continuous process improvement or other growth initiatives, and could result in our customers shifting work away from us to a competitor, any of which could result in loss of revenue or loss of market share and could have an adverse effect on our business, financial condition and results of operations.
We could incur restructuring charges as we execute restructuring and other actions in an effort to improve future profitability and competitiveness and to optimize our product portfolio, and we may not achieve the anticipated savings and benefits from these actions.
We have initiated, and we may continue to initiate, restructuring and other measures, including those designed to improve the competitiveness of our business and sustain our margin profile, optimize our product portfolio or global footprint, create an optimal legal entity structure, or reduce existing structural costs. We may not realize anticipated savings or benefits from past or future actions in full or in part or within the time periods anticipated. We are also subject to the risks of labor unrest, negative publicity and business disruption in connection with our actions. Failure to realize anticipated savings or benefits from our actions could have an adverse effect on our business, financial condition and results of operations.
The occurrence or threat of extraordinary events, including natural disasters or extreme weather events, political disruptions, terrorist attacks, pandemics or other public health crises, and acts of war, have in the past and could in the future disrupt production or impact consumer spending or the demand for our products and solutions.
Extraordinary events, including natural disasters or extreme weather events (including those that may result from the impacts of climate change), fires or similar catastrophic events, political disruptions, terrorist attacks, pandemics or other public health crises, such as the COVID-19 pandemic, and acts of war have in the past and may in the future disrupt our business or operations, impact our supply chain and access to necessary raw materials, or adversely affect the global economy generally, resulting in a loss of sales and customers and an increase in costs. Any of these disruptions or other extraordinary events outside of our control that impact our operations or the operations of our suppliers or customers could have a future adverse effect on our business, financial condition and results of operations. In addition, these types of events could negatively impact consumer spending or result in changes in the demand for certain products and solutions in the impacted regions or globally, which could have an adverse effect on our business, financial condition and results of operations.
We are subject to risks related to our international operations.
Nearly all of our manufacturing facilities are outside the U.S., including other regions in the Americas, Europe, and Asia. Consequently, our results would be affected by changes in trade, monetary and fiscal policies, trade restrictions or prohibitions, import tariffs or other charges or taxes, fluctuations in foreign currency exchange rates, limitations on the repatriation of funds, changing economic conditions, unreliable intellectual property protection and legal systems, insufficient infrastructures, social unrest, political instability and disputes, international terrorism, acts of war and other factors that may be discrete to a particular country or geography. Compliance with multiple and potentially conflicting laws and regulations of various countries is challenging, burdensome, and expensive.
The financial statements of foreign subsidiaries are translated to U.S. Dollars using the period-end exchange rate for assets and liabilities and an average exchange rate for each period for revenues, expenses and capital expenditures. The local currency is typically the functional currency for our foreign subsidiaries. While we did not experience significant foreign currency impacts during 2024, significant foreign currency fluctuations and the associated translation of those foreign currencies could adversely affect our business. Additionally, significant changes in currency exchange rates, particularly the Euro, Chinese Renminbi, British Pound, Brazilian Real and Indian Rupee could cause fluctuations in the reported results of our businesses’ operations that could negatively affect our business, financial condition and results of operations.
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

Our business in China is subject to aggressive competition and is sensitive to economic, political, social and market conditions.
Maintaining a strong position in the Chinese market is a key component of our global strategy. The vehicle and other equipment supply markets in China are highly competitive, with competition from many of the largest global manufacturers and numerous smaller domestic manufacturers. As the Chinese market evolves, many market participants have acted aggressively to increase or maintain their market share. Increased competition has contributed to pricing pressure, reduced margins and limited our ability to gain or hold market share. Our business in China is also sensitive to economic, political, social and market conditions that drive sales volumes in China. If we are unable to maintain our position in the Chinese market or if vehicle sales in China decrease, our business, financial condition and results of operations could be adversely affected. In addition, there continues to be significant uncertainty about the future relationships between the U.S. and China, including with respect to trade policies, treaties, government regulations and tariffs. Any increased trade barriers or restrictions on global trade, particularly trade with China, could adversely impact our competitiveness in the Chinese market and our business, financial condition and results of operations.
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
We have in the past and likely will in the future derive a significant portion of our net sales from a relatively limited number of OEM customers. For the year ended December 31, 2024, our top five customers accounted for approximately 40% of our net sales, with General Motors Company representing 17%. The loss of, or a significant decrease in business from, one or more of these customers could have a materially adverse impact on our business, financial condition and results of operations. In addition, any consolidation among our top customers may further increase our customer concentration risk.
Disruptions in our supply chain have in the past and could in the future adversely affect our business, financial condition, and results of operations.
We obtain components and other products and services from numerous suppliers and other vendors throughout the world. In an effort to manage and reduce the cost of purchased products and services, we have been rationalizing aspects of our supply base, which has resulted in our dependence on fewer supply sources for certain components used in the manufacture of our products. We select and maintain relationships with suppliers considering a variety of factors, including price, quality, technology, production capacities, reliability, customer requirements, environmental sustainability and other responsible business practices, financial condition and geographic location. We expect our suppliers to deliver components in accordance with our stated expectations.
In recent years, the global economy and entire industries have experienced global supply chain shortages and other disruptions, including due to natural disasters or extreme weather events, political disruptions, pandemics or other public health crises, terrorist attacks, acts of war, labor or social unrest, government actions (such as relating to trade laws and tariffs), cybersecurity attacks or incidents and other circumstances. For the automotive industry in particular, although global supply chains have recovered from the disruption caused by the COVID-19 pandemic, other circumstances (such as the ongoing conflict between Russia and Ukraine, natural disasters and extreme weather events) have caused supply constraints for certain components that have impacted, and some of which continue to impact, global industry production levels. These circumstances and other rapidly changing industry conditions (such as volatile production volumes; credit tightness; tariffs and changes in trade policy and relations; changes in foreign currencies; raw material, commodity, transportation and energy price escalation; drastic changes in consumer preferences; and other factors) have resulted or could in the future result in significant supply disruptions, supplier financial instability or distress, or commercial disputes with suppliers and customers.
If we experience a prolonged shortage of critical components from any of our suppliers and cannot procure such components from other sources, we may be unable to meet the production schedules for some of our key products and customer delivery expectations. In certain instances, it would be difficult and expensive for us to change suppliers that are critical to our business. Such suppliers may perceive this reliance as greater leverage to seek higher prices from us at a time that we face substantial pressure from OEMs to reduce the prices of our products.
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
Because the vehicle and equipment industries rely heavily on just-in-time delivery of components during the assembly and manufacture of products, a work stoppage or production shutdown at one or more of our suppliers’ facilities, including as a result of a prolonged dispute with unionized employees at such facilities, could impact our ability to manufacture and assemble our products and solutions, or meet the needs of our customers, which could have significant adverse effects on our business, financial condition and results of operations. Similarly, if one or more of our customers were to experience a work stoppage or production shutdown, that customer would likely halt or limit purchases of our products, which could result in the shutdown of the related manufacturing facilities. Strikes against certain of our customers adversely impacted our results of operations during 2023, as automakers limited purchases of our products during the strikes due to the halt of their own production. Any future strikes that continue for a prolonged period could adversely affect our business, financial condition and results of operations.
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
In recent years within the vehicle industry, there have been governmental investigations and related proceedings relating to alleged or actual violations of vehicle emissions standards. Alleged or actual violations by us, or to our knowledge, our predecessor entities of emissions standards have in the past resulted in a government investigation and could in the future result in government investigations and other legal proceedings, including class actions and other private civil actions, the recall of one or more of our products, negotiated remedial actions, fines, disgorgement of profits, restricted product offerings, reputational harm or a combination of any of those items. Any of these actions or related costs that we incur could have a material adverse effect on our business, financial condition and results of operations. As previously reported, German authorities announced a diesel defeat device investigation in 2022, which we believe is focused on engines sold by two of our light vehicle OEM customers prior to 2020, when the Former Parent acquired Delphi Technologies PLC. PHINIA is the indirect parent of the Delphi Technologies entity that supplied engine control units, software and calibration services to these OEM customers, and German authorities searched two of our facilities seeking information relating to software supplied to the customers. Under the Separation and Distribution Agreement we entered into with the Former Parent in connection with the Spin-Off, we are generally allocated responsibility for any consequences arising out of the German investigation and any similar investigations. We are cooperating with the German investigation, which is ongoing and has resulted, and will continue to result in, us incurring significant costs and could ultimately lead to any of the consequences we outline above.
We are subject to extensive environmental, health and safety, human rights and other laws and regulations that are subject to change and may involve significant risks.
Our operations and products are subject to laws governing, among other things: emissions to air; discharges to waters; the generation, management, transportation and disposal of waste and other materials; packaging; health and safety; human rights; and other matters relating to corporate sustainability. Our global supply chain and the operation of vehicle and industrial equipment parts manufacturing plants entails risks in these areas, and we may incur material costs or liabilities as a result. A number of our manufacturing facilities were acquired prior to the completion of the Spin-Off, and as a result, we may incur material costs and liabilities relating to activities that predate our ownership or the ownership of the Former Parent. In addition, potentially significant expenditures could be required to comply with evolving interpretations of existing environmental, health and safety, human rights and other laws and regulations, new such laws and regulations currently in effect and that are expected to be in effect in the near future (including the European Union’s Corporate Sustainability Reporting Directive and other new reporting requirements established by regulators in the U.S. and Europe), or additional new such laws and regulations that may be adopted (including due to ongoing concerns regarding global climate change and its impact). Costs associated with compliance, or the failure to comply, with such laws and regulations, or customer requirements relating to or stemming from such regulations, could have an adverse effect on our business, financial condition and results of operations.
The impacts of climate change, regulations related to climate change and various stakeholders’ emphasis on climate change and other related matters may adversely impact our business, financial condition and results of operations.
The impacts of climate change continue to raise significant concern and attention worldwide, which has led to swift and stringent legislative and regulatory efforts to limit greenhouse gas emissions in certain jurisdictions in which we operate. Our manufacturing plants use energy, including electricity and natural gas, and certain of our plants that emit greenhouse gas may in the future be affected by these legislative and regulatory efforts. Greenhouse gas emissions regulations could increase the price of the electricity we purchase, increase costs for use of natural gas, potentially restrict access to or the use of natural gas, require us to purchase allowances to offset our own emissions or result in an overall increase in costs of raw materials, any one of which could increase our costs, reduce competitiveness in a global economy, impact our reputation, or otherwise negatively affect our business, financial condition and results of operations. Many of our customers and suppliers face similar risks. Supply disruptions relating to such regulations could result in increased costs, jeopardize the continuity of production, and have an adverse effect on our business, financial condition and results of operations. The physical and transitional impacts of climate change could also disrupt our operations, including by impacting the availability and cost of materials within our supply chain, and could also increase insurance and other operating costs. These factors may also impact our decisions to construct new facilities in certain geographic locations.
From time to time, we establish strategies and expectations related to the impacts of climate change and other environmental matters. Our ability to achieve any such strategies or expectations is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include, but are not limited to, evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, the availability of renewable energy sources, changes in carbon markets, government incentives and tax credits, and changes in general economic, financial and industry conditions. Failures or delays (whether actual or perceived) in achieving our strategies or expectations related to climate change and other environmental matters could adversely affect our business, financial condition and results of operations, harm our reputation, result in our inability to meet the expectations of our customers and other stakeholders, and increase the risk of litigation. Likewise, a failure to comply with any current or future climate, environmental and related reporting requirements, including those established by regulators in the U.S. and Europe, may result in loss of business, regulatory penalties, increased litigation risk and reputational damage.
Compliance with and changes in other laws and regulations impacting our operations could be costly and could affect our business, financial condition and results of operations.
We have internal policies and procedures and supplier policies and requirements relating to compliance with anti-corruption, sanctions, import and export control laws and exchange control laws, and we conduct periodic compliance training on such laws for our employees; however, there is a risk that such policies, procedures and requirements will not always protect us from the improper acts of employees, agents, suppliers, other business partners, joint venture partners, or representatives, particularly in the case of recently acquired operations that may not have significant training in applicable compliance policies and procedures. Compliance violations may result in criminal penalties, sanctions or fines that could have an adverse effect on our business, financial condition, results of operations and reputation.
Changes that could impact the legal environment include new legislation, regulations, and policies, investigations and legal proceedings, and new interpretations of existing rules and regulations, in particular, changes in sanctions, import and export control laws or exchange control laws, and other changes in laws in countries where we operate or intend to operate.
We have liabilities related to product warranties, litigation and other claims.
We provide product warranties to our customers for some of our products. Under these product warranties, we may be required to bear costs and expenses for the repair or replacement of these products. As suppliers become more integrally involved in the design of vehicles and equipment and assume more of the assembly functions, OEMs are increasingly looking to their suppliers for contribution when faced with recalls and product warranty claims. A recall claim or product warranty claim brought against us could adversely impact our business, financial condition and results of operations. In addition, a recall claim could require us to review our entire product portfolio to assess whether similar issues are present in other product lines, which could result in significant disruption to our business and could have an adverse impact on our financial condition and results of operations. Factors outside our control, including the quality of fuel in end user markets or our products operating under conditions not originally contemplated, may increase our exposure for warranty or recall claims. In addition, as we continue to develop and invest in products and solutions involving alternative fuels (such as hydrogen, ammonia, ethanol, compressed natural gas and other zero- or lower-carbon fuel types) designed to enhance fuel efficiency and reduce emissions, we may experience an increase in fuel and product quality-related product warranty or other claims. We cannot assure that costs and expenses associated with these claims will not be material or that those costs will not exceed any amounts accrued for such claims in our financial statements.
In addition, we are currently, and may in the future become, subject to other commercial or contractual disputes and legal proceedings. These claims typically arise in the normal course of business and may include, but not be limited to, commercial or contractual disputes with our customers and suppliers, intellectual property matters, personal injury, product liability, environmental and employment claims. These claims may also arise under the Separation and Distribution Agreement we entered into with the Former Parent in connection with the Spin-Off, which allocated responsibility to us for various legacy matters, including certain items that are otherwise unrelated to our business. As previously disclosed, the Company and the Former Parent are currently involved in a dispute relating to the Tax Matters Agreement entered into by the parties in connection with the Spin-Off (the BorgWarner Dispute). For more information regarding the BorgWarner Dispute, refer to Note 18, “Contingencies,” to the Consolidated Financial Statements.
There is a possibility that any such claims may have an adverse impact on our business that is greater than we anticipate. While we maintain insurance that provides protection against certain potential losses relating to such claims and other risks, including those resulting from cybersecurity threats and incidents, the amount and extent of such insurance may not be adequate to insure us against all claims, costs and liabilities related to these matters. The incurring of significant liabilities for which there is no, or insufficient, insurance coverage could adversely affect our business, financial condition and results of operations.
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
Our tax filings for various periods are subject to audit by the tax authorities in most jurisdictions where we conduct business. We have received tax assessments from various taxing authorities and are currently at varying stages of appeals and/or litigation regarding these matters. These audits may result in assessment of additional taxes that are resolved with the authorities or through the courts. We believe these assessments may occasionally be based on erroneous and even arbitrary interpretations of local tax law. Although Mexico levies value added taxes and customs duties on temporary imports, in the course of the conduct of our manufacturing operations, we generally do not pay that tax due to a special certification, the availability of which depends upon our compliance with certain requirements and regulations, such as maintaining accurate records and providing periodic reports to authorities. We are aware of instances in which we may not have complied with those requirements and regulations and pursued voluntary processes with the relevant authorities to reconstruct records, which resulted in value added taxes being assessed for periods in which we claimed an ability to not make payments and/or in the imposition of penalties, either of which could be material. Any tax liability is ultimately a responsibility of the Former Parent under the Tax Matters Agreement to the extent it relates to any period prior to the distribution. To the extent we are unable to comply with those requirements and regulations after the distribution, any consequences would be our responsibility. Resolution of any tax matters involves uncertainties, and there are no assurances that the outcomes will be favorable.

Risks Related to Credit and Our Financials
Goodwill, indefinite-lived intangible assets and long-lived assets, which are subject to periodic impairment evaluations, represent a significant portion of our total assets. An impairment charge on these assets could have an adverse impact on our business, financial condition and results of operations.
We have recorded goodwill and indefinite-lived intangible assets related to acquisitions. We periodically assess these assets, along with long-lived assets, to determine if they are impaired. Significant negative industry or macroeconomic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, dispositions, and market capitalization declines may impair these assets.
We review goodwill, indefinite-lived intangible assets and long-lived assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable. In conducting our goodwill impairment analysis, we compare the fair value of the segment to the related net book value. In conducting our impairment analysis of indefinite-lived intangible assets and long-lived assets, we compare the fair value of the assets to the related net book values if indicators of impairment are identified. The risk of impairment to goodwill and indefinite-lived intangible assets is higher during the early years following an acquisition. This is because the fair values of these assets align very closely with what was paid to acquire the reporting units to which these assets are assigned. As a result, the difference between the carrying value of the reporting unit and its fair value (typically referred to as “headroom”) is smaller at the time of acquisition. Until this headroom grows over time, due to business growth or lower carrying value of the reporting unit, a relatively small decrease in reporting unit fair value can trigger impairment charges. When impairment charges are triggered, they tend to be material due to the size of the assets involved. Future acquisitions could present similar risks. Any charges relating to such impairments could adversely affect our business, financial condition and results of operations in the periods recognized.
Changes in interest rates and asset returns could increase our pension funding obligations, which could reduce our profitability and cash flow and adversely impact our business, financial condition and results of operations.
In connection with the Spin-Off, the Former Parent transferred to us plan assets and obligations primarily associated with our active, retired, and other of the Former Parent’s former employees in certain jurisdictions, and we will provide the benefits directly from the plan assets. The actual assumed net benefit plan obligations and related expenses could change significantly from our estimates. In particular, the valuation of our future payment obligations under these pension plans and the related plan assets is subject to significant adverse changes if the credit and capital markets cause interest rates and projected rates of return to decline. Such declines could also require us to make significant additional contributions to our pension plans in the future. Additionally, a material deterioration in the funded status of the plans could significantly increase our pension expenses and reduce profitability in the future. Each of the foregoing risks could have an adverse effect on our business, financial condition and results of operations. For more information about our pension assets and liabilities, refer to Note 15, “Retirement Benefit Plans,” to the Consolidated Financial Statements.
We are subject to a number of restrictive covenants and requirements under our indebtedness, which could limit our financial and operating flexibility and subject us to other risks.
The agreements governing our current indebtedness include, and any debt we incur in the future may include, covenants limiting our ability to, among other things, pay cash dividends, redeem or repurchase stock, incur debt or liens, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. We are also subject to total net leverage ratio and interest coverage ratio financial covenants under such agreements. In addition, our current debt agreements require, and any future debt may require, us to dedicate a significant portion of our cash flows from operations to paying amounts due under such agreements, thereby reducing funds available for other corporate purposes. Any of these restrictions on our ability to operate could adversely affect our business, financial condition and results of operations by, among other things, limiting our ability to adapt to changing economic, financial or industry conditions and to take advantage of corporate opportunities. Developments in our business or events beyond our control, including prevailing economic, financial, and industry conditions, could affect our ability to comply with the covenants and other requirements under our debt agreements. If we fail to comply with any covenants or other requirements, our lenders and bondholders may, among other things, terminate their obligation to make advances to us and declare any outstanding obligations immediately due and payable, as applicable, which could have a material adverse impact on our business, financial condition and results of operations.

Risks Related to the Spin-Off
We may be unable to achieve some or all of the benefits that we expect to achieve from the Spin-Off.
We may be unable to achieve the full strategic and financial benefits expected to result from the separation and distribution, or such benefits may be delayed or not occur at all. The Spin-Off was expected to provide various benefits, including allowing us to more effectively focus on our own distinct operating priorities and strategies, enhance our ability to better address specific market dynamics and target innovation, create incentives for our management and employees that align more closely with our business performance and the interests of our stockholders, and articulate a clear investment proposition and tailored capital allocation policy to attract a long-term investor base best suited to our business needs. While we have achieved some of these benefits, we may be unable to achieve other benefits in the time we expect, if at all, for a variety of reasons.
To preserve the tax-free nature of the Spin-Off and certain related transactions, we agreed in the Tax Matters Agreement to covenants and indemnification obligations that address compliance with the intended tax-free treatment of the Spin-Off and certain related transactions for U.S. federal income tax purposes as well as for state, local and foreign tax purposes. These covenants include certain restrictions on our activity for a period of two years following the Spin-Off. Specifically, we are subject to certain restrictions on our ability to enter into acquisition, merger, liquidation, sale and stock redemption transactions with respect to our stock or assets, and we may be required to indemnify the Former Parent against any resulting tax liabilities even if we do not participate in or otherwise facilitate the acquisition. Furthermore, we are subject to specific restrictions on discontinuing the active conduct of our trade or business, the issuance or sale of stock or other securities (including securities convertible into our stock but excluding certain compensatory arrangements), and sales of assets outside the ordinary course of business. These covenants and indemnification obligations may limit our ability to pursue strategic transactions or engage in new businesses or other transactions that may maximize the value of our business, and they may discourage or delay a strategic transaction that our stockholders may consider favorable.
If the Spin-Off were determined not to qualify as tax-free for U.S. federal income tax purposes, we could have an indemnification obligation to the Former Parent, which could adversely affect our business, financial condition and results of operations.
The Spin-Off was intended to qualify as a tax-free “reorganization” within the meaning of Sections 368(a)(1)(D) and 355 of the Internal Revenue Code of 1986, as amended (Code). In connection with the Spin-Off, the Former Parent received a written opinion from Ernst & Young, LLP to such effect. However, the opinion of Ernst & Young, LLP will not be binding on the Internal Revenue Service (IRS) or the courts, and there can be no assurance that the IRS or a court will not take a contrary position. Notwithstanding the opinion of Ernst & Young, LLP, the IRS could determine on audit that the Spin-Off or any of certain related transactions is taxable if it determines that any of these facts, assumptions, representations, or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion. If the conclusions expressed in the opinion of Ernst & Young, LLP are challenged by the IRS and the IRS prevails in such challenge, the tax consequences of the Spin-Off could be materially less favorable.
If, as a result of any of our representations being untrue or our covenants being breached, the Spin-Off were determined not to qualify for its intended tax-free treatment, we could be required by the Tax Matters Agreement to indemnify the Former Parent for the resulting taxes and related expenses. Those amounts could be material. Any such indemnification obligation could adversely affect our business, financial condition and results of operations.
We or the Former Parent may fail to perform under, or additional disputes may arise between the parties relating to, various transaction agreements that have been executed in connection with the separation.
In connection with the separation, and prior to the distribution, we and the Former Parent entered into various transaction agreements related to the Spin-Off, pursuant to which both we and the Former Parent have liabilities and performance obligations. Certain of these agreements continue to govern our relationship with the Former Parent following the Spin-Off. We rely on the Former Parent to satisfy its performance obligations under these agreements. If we or the Former Parent are unable to satisfy our or its respective obligations under these agreements, including indemnification obligations, our business, financial condition and results of operations could be adversely affected.
As previously disclosed, in September 2024, the Former Parent filed a claim against the Company in Delaware Superior Court seeking, inter alia, a judicial declaration that the Company is obligated under the Tax Matters Agreement to remit to the Former Parent monies refunded, or to be refunded, to the Company from tax authorities that relate to certain indirect tax payments made prior to the Spin-Off. The Company believes it has meritorious arguments in response to the Former Parent’s claim, has filed counterclaims against the Former Parent, and will continue to vigorously defend against this litigation. The resolution of this matter could have a material adverse effect on the Company’s financial position, results of operations and cash flows. If any additional disputes were to arise between the parties, such disputes could have a material adverse effect on our financial position, results of operations and cash flows. For more information regarding the BorgWarner Dispute, refer to Note 18, “Contingencies,” to the Consolidated Financial Statements.
We have only operated as an independent, publicly traded company since July 3, 2023, and our historical combined financial information is not necessarily representative of the results we would have achieved as an independent, publicly traded company and may not be a reliable indicator of our future results.
We derived the historical financial information prior to July 3, 2023 included in this Form 10-K from the Former Parent’s consolidated financial statements, and this information does not necessarily reflect the results of operations and financial position we would have achieved as an independent, publicly traded company during the periods presented, or those that we will achieve in the future. This is primarily because of the following factors:
•Prior to the Spin-Off, we operated as part of the Former Parent, and the Former Parent performed various corporate functions for us. Our historical combined financial information reflects allocations of corporate expenses from the Former Parent for these functions. These allocations may not reflect the costs we have incurred, and will continue to incur in the future, for similar services as an independent, publicly traded company.
•We entered into transactions with the Former Parent that did not exist prior to the Spin-Off, such as the Former Parent’s provision of transition and other services, and undertook indemnification obligations, which caused us to incur new costs.
•Our historical combined financial information does not reflect changes that we expected to experience, and have experienced, as a result of our separation from the Former Parent, including changes in the financing, cash management, operations, cost structure, and employee needs of our business. In addition, our historical combined financial statements do not include an allocation of interest expense comparable to the interest expense we incurred as a result of the Spin-Off, including interest expense in connection with our incurrence of indebtedness relating to the Spin-Off.
Following the Spin-Off, we have also faced additional costs and demands on management’s time associated with being an independent, publicly traded company, including costs and demands related to investor and public relations, public financial reporting and corporate governance, including board of director fees and expenses. For additional information about our past financial performance and the basis of presentation of our historical combined financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our historical financial statements and the notes thereto.

Item 1B.    Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy
As part of our overall risk management system and processes, we assess, identify and manage material risks from cybersecurity threats through our Enterprise Risk Management (ERM) program. For a description of cybersecurity risks relevant to our business, see Item 1A, “Risk Factors.”
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
Consistent with the Company’s ERM practices, our cybersecurity policies, processes and layers of defense focus on the following areas:
•Surveillance and Monitoring. The Company maintains 24/7 cybersecurity threat surveillance in conjunction with a managed security service that monitors system logs and network traffic for indicators of compromise and other suspicious activity, and conducts monthly external vulnerability assessments and annual penetration testing.
•System Safeguards. The Company deploys system safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including early detection and response antivirus tools, data leak prevention tools and systems, vulnerability scans of data centers, firewalls, anti-malware functionality and access controls, and programs to support remediation, replacement or isolation of systems that have reached, or are expected to reach, end of security life.
•Third-Party Collaboration. The Company utilizes collaboration mechanisms established with public and private entities, including intelligence and enforcement agencies, industry groups, and third-party service providers, to identify, assess and respond to cybersecurity risks.
•Third-Party Risk Management. The Company has processes in place for identifying and overseeing cybersecurity risks presented by third-party users of the Company’s systems, as well as third-party systems used by the Company.
•Training. The Company requires personnel, including new hires, to complete training regarding cybersecurity threats, incident reporting procedures and acceptable use of our information systems.
•Incident Response Planning. The Company has established and maintains a cybersecurity incident response plan that outlines an organized and timely approach for responding to and handling security incidents affecting the Company’s systems or data, including the intrusions or incidents involving data from a third party.
A key part of the Company’s strategy for managing risks from cybersecurity threats is the ongoing assessment and testing of the Company’s policies and processes through audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity controls and oversight. Third-party audits and independent reviews of our cybersecurity measures, information security control environment and operating effectiveness are conducted on at least an annual basis.
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
Governance
The Board, in coordination with the Audit Committee, oversees the Company’s policies with respect to the assessment and management of risks from cybersecurity threats. The Board receives updates regarding cybersecurity risks primarily in connection with its oversight of the Company’s risk management practices. The Audit Committee receives updates regarding cybersecurity risks from the Company’s Chief Information Security Officer (CISO) and Chief Information Officer (CIO), including with respect to the assessment and management of such risks and recent developments, trends and the general threat environment, on at least a quarterly basis.
The Company’s cybersecurity team, which is led by our CISO, oversees the Company’s cybersecurity and data security operations, programs, policies and processes and their general effectiveness. The cybersecurity team, in coordination with other Incident Response Team members, works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to cybersecurity incidents. The Company’s Incident Response Team consists of our CISO and other senior leaders from the Company’s cybersecurity (composed of information security and technology operations), compliance, legal, financial reporting and other key business and corporate functions. The CISO and other Incident Response Team members monitor the prevention, detection, mitigation and remediation of cybersecurity incidents in accordance with the incident response plan. The team is also responsible for informing and coordinating with the Company’s Disclosure Committee in timely reporting such incidents, as appropriate and depending on the severity of the incident, and facilitating updates to the Strategy Board (consisting of our CEO, Chief Financial Officer (CFO), General Counsel, CIO and other members of management), Audit Committee and Board regarding such incidents until addressed.
We have experienced leaders responsible for assessing and managing risks arising from cybersecurity threats. Our CISO reports to the CIO and has served in various roles in information technology and information security for over 29 years, including most recently leading the Information Security Office of BorgWarner Inc. He holds a Bachelor of Science in Physics. The Company’s CIO reports to our CEO and has served in various roles in information technology and information security for over 26 years, including CIO of Gentherm Incorporated immediately prior to joining the Company. Our CIO holds a Bachelor of Science in Business, with a concentration in Computer Information Systems, and an MBA in Finance and Strategic Management. He is also a Digital Directors Network (DDN) Boardroom Certified Qualified Technology Expert (QTE). In addition, the Company’s CEO, CFO and General Counsel each have experience overseeing the management of cybersecurity and other risks similar to those impacting the Company’s business.
Item 2.    Properties
As of December 31, 2024, the Company had 23 principal manufacturing, assembly and technical facilities worldwide, including our global headquarters and excluding unconsolidated joint venture and administrative offices. Our global headquarters is located in a leased facility in Auburn Hills, Michigan. In general, we believe our facilities to be suitable and adequate to meet our current and reasonably anticipated needs and do not anticipate difficulty in renewing existing leases as they expire or finding alternative facilities.
The Company, its subsidiaries and affiliates operate principal manufacturing, assembly and technical facilities in the following regions:

	Americas	Europe	Asia	Total
Number of principal manufacturing, assembly and technical facilities(1)	8	9	6	23
___________
(1)Excludes unconsolidated joint venture and administrative offices.
Of the 23 facilities, 15 are leased sites, four of which contain Company-owned building and infrastructure with land lease contracts. Compared to the prior year, one of the leased sites in Europe ceased operations in early November 2024, was no longer a principal facility leased by the Company at December 31, 2024 and, as a result, is excluded from the above facility totals.

Item 3.    Legal Proceedings
In the normal course of its business, the Company is involved in various commercial and legal claims, actions and complaints, both actual and potential. Proceedings that were previously disclosed may no longer be reported because, as a result of rulings in the case, settlements, changes in our business, or other developments, in our judgment, they are no longer material to the Company’s business, financial position or results of operations. See Note 18, “Contingencies,” to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is listed for trading on the New York Stock Exchange under the symbol PHIN. As of February 7, 2025, there were 1,168 holders of record of common stock.
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
COMPARISON OF CUMULATIVE TOTAL RETURN*
___________
*$100 invested on July 5, 2023 in stock or index, including reinvestment of dividends.

	July 5, 2023	December 31, 2023	December 31, 2024
PHINIA Inc.	$100	$84	$137
S&P 600 Index	$100	$110	$120
S&P 600 Automotive Parts & Equipment Index	$100	$98	$96

The following table provides information about the Company’s purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2024:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in millions)(2)
October 1, 2024 - October 31, 2024
Common Stock Repurchase Program	—	$—	—	$188
Employee transactions(1)	1,332	$39.67
November 1, 2024 - November 30, 2024
Common Stock Repurchase Program	223,178	$53.41	223,178	$176
December 1, 2024 - December 31, 2024
Common Stock Repurchase Program	225,709	$53.46	225,709	$164
Employee transactions(1)	25,353	$48.17
(1) An aggregate of 26,685 shares of the Company’s common stock were withheld by the Company in connection with employees’ payment of taxes associated with the vesting of their restricted stock units granted under the PHINIA Inc. 2023 Stock Incentive Plan.
(2) In August 2023, the Company announced that its Board of Directors authorized a $150 million share repurchase program. In August 2024, the Company’s Board of Directors increased the authorization by $250 million for a total share repurchase program of $400 million. As of December 31, 2024, the Company repurchased $236 million of common stock under its repurchase program, excluding the impact of Federal excise tax, and $164 million remained available for repurchase. On February 13, 2025, the Company announced that its Board of Directors increased the authorization by $200 million for a total share repurchase program of $600 million. Repurchases under this program may be made using a variety of methods, which may include open market transactions, privately negotiated transactions, or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans in compliance with SEC requirements. The exact amount and timing of any purchases will depend on a number of factors, including trading price, trading volume, and general market conditions. The repurchase program has no expiration date and may be suspended, discontinued, or resumed at any time. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued.

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
PHINIA is a leader in the development, design and manufacture of integrated components and systems that are designed to optimize performance, increase efficiency and reduce emissions in combustion and hybrid propulsion for commercial vehicles and industrial applications (medium-duty and heavy-duty trucks, buses and other off-highway construction, marine, agricultural and industrial applications), light commercial vehicles (vans and trucks) and light passenger vehicles (passenger cars, mini-vans, cross-overs and sport-utility vehicles). We are a global supplier to most major OEMs seeking to meet and exceed increasingly stringent global regulatory requirements and satisfy consumer demands for an enhanced user experience. Additionally, we offer a wide range of OES solutions and remanufactured products as well as an expanded range of products for the independent (non-OEM) aftermarket.
Transition to Standalone Company
On December 6, 2022, BorgWarner Inc., a manufacturer and supplier of automotive industry components and parts (BorgWarner, or Former Parent), announced plans for the complete legal and structural separation of its Fuel Systems and Aftermarket businesses by the spin-off of its wholly-owned subsidiary, PHINIA, which was formed on February 9, 2023 (the Spin-Off).
On July 3, 2023, BorgWarner completed the Spin-Off in a transaction intended to qualify as tax-free to BorgWarner’s stockholders for U.S. federal income tax purposes, which was accomplished by the distribution of the outstanding common stock of PHINIA to holders of record of common stock of BorgWarner on a pro rata basis. Each holder of record of BorgWarner common stock received one share of PHINIA common stock for every five shares of BorgWarner common stock held on June 23, 2023, the record date. In lieu of fractional shares of PHINIA, BorgWarner stockholders received cash. As a result of these transactions, all of the assets, liabilities, and legal entities comprising BorgWarner’s Fuel Systems and Aftermarket businesses are now owned directly, or indirectly through its subsidiaries, by PHINIA. PHINIA is an independent public company trading under the symbol “PHIN” on the New York Stock Exchange.
Key Trends and Economic Factors
Commodities and Other Inflationary Impacts. Prices for commodities remain volatile, and since the beginning of 2021, the Company’s business has experienced price increases for base metals (e.g., steel, aluminum and copper) while slightly decreasing in 2024. In addition, many global economies are experiencing elevated levels of inflation more generally, which is driving an increase in other input costs. As a result, the Company has experienced, and is continuing to experience, higher costs.
Outlook
We expect earnings and cash generation in 2025 to be challenged as we expect foreign currency and a softening of the original equipment (OE) markets to outpace our ability to drive operational efficiencies and grow our Aftermarket sales. Continued economic and political uncertainty has caused the commercial vehicle (CV) and light vehicle (LV) markets to soften. LV volumes in our key markets for 2025 are expected to decline by mid-single digit percentages. CV volumes in our key markets are expected to rebound from 2024 levels in the low-single digit percentages, however weighted to the latter part of the year. Assuming constant foreign exchange rates, we expect flat to a modest increase in sales as strong growth in our Aftermarket segment is expected to offset the softened OE markets. Additionally, we may be impacted by other macroeconomic challenges in 2025, including but not limited to inflation, supply chain constraints, market volatility, higher tariffs relevant to our operations (particularly in Mexico and China) and changes in international trade relations.
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

RESULTS OF OPERATIONS
A detailed comparison of the Company’s 2023 operating results to its 2022 operating results can be found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the Company’s Annual Report on Form 10-K filed on February 28, 2024.

The following table presents a summary of the Company’s 2024 and 2023 operating results:

	Year Ended December 31,
(in millions, except per share data)	2024		2023
Net sales		% of net sales		% of net sales
Fuel Systems	2,264	66.5	2,407	68.8
Aftermarket	1,393	40.9	1,329	38.0
Inter-segment eliminations	(254)	(7.4)	(236)	(6.8)
Total net sales	3,403	100.0	3,500	100.0
Cost of sales	2,647	77.8	2,776	79.3
Gross profit	756	22.2	724	20.7
Selling, general and administrative expenses	442	13.0	413	11.8
Other operating expense, net	55	1.6	70	2.0
Operating income	259	7.6	241	6.9
Equity in affiliates’ earnings, net of tax	(11)	(0.3)	(10)	(0.3)
Interest expense	99	2.9	56	1.6
Interest income	(16)	(0.5)	(13)	(0.4)
Other postretirement expense	—	—	2	0.1
Earnings before income taxes	187	5.5	206	5.9
Provision for income taxes	108	3.2	104	3.0
Net earnings	79	2.3	102	2.9
Earnings per share — diluted	$1.76		$2.17
Net sales
Net sales for the year ended December 31, 2024 totaled $3,403 million, a decrease of $97 million, or 3%, from the year ended December 31, 2023. The change in net sales for the year ended December 31, 2024 was primarily driven by the following:
•Unfavorable volume and net new business decreased sales by approximately $104 million or 3%. This decrease was primarily driven by lower commercial vehicle sales in Europe and lower sales in China within the Fuel Systems segment, partially offset by favorable volume in Europe within the Aftermarket segment.
•Due to the contract manufacturing agreements with the Former Parent coming to an end, sales decreased $27 million. No additional sales from these agreements are expected.
•Fluctuations in foreign currencies resulted in a year-over-year decrease in sales of approximately $1 million primarily due to the weakening of the Chinese Renminbi and Brazilian Real, offset by the strengthening of the British Pound, each relative to the U.S. Dollar.
•Customer pricing increased net sales by approximately $35 million. This is primarily related to an increase in recoveries of inflationary costs from the Company’s customers due to non-contractual commercial negotiations with those customers and normal contractual customer commodity pass-through arrangements.
Cost of sales and gross profit
Cost of sales and cost of sales as a percentage of net sales were $2,647 million and 77.8%, respectively, during the year ended December 31, 2024, compared to $2,776 million and 79.3%, respectively, during the year ended December 31, 2023. The change in cost of sales for the year ended December 31, 2024 was primarily driven by the following:
•Lower volume, mix and net new business decreased cost of sales by approximately $78 million. This decrease was primarily driven by lower commercial vehicle sales in Europe and lower sales in China in the Fuel Systems segment, partially offset by favorable volume in Europe within the Aftermarket segment.
•Cost of sales was impacted by lower supplier costs of approximately $56 million arising primarily from supplier savings and recoveries.

•Cost of sales decreased $27 million related to certain contract manufacturing agreements with Former Parent that were entered into in connection with the Spin-Off.
•Employee costs increased cost of sales by $27 million, primarily related to inflation and incentive compensation.
•Fluctuations in foreign currencies resulted in a year-over-year decrease in cost of sales of approximately $2 million primarily due to the weakening of the Chinese Renminbi and Brazilian Real, offset by the strengthening of the British Pound, each relative to the U.S. Dollar.
•Other manufacturing costs increased cost of sales by $7 million compared to the year ended December 31, 2023.
Gross profit and gross margin were $756 million and 22.2%, respectively, during the year ended December 31, 2024 compared to $724 million and 20.7%, respectively, during the year ended December 31, 2023. The increase in gross margin was primarily due to the factors discussed above.
Selling, general and administrative expenses
Selling, general and administrative (SG&A) expenses for the year ended December 31, 2024 were $442 million as compared to $413 million for the year ended December 31, 2023. SG&A expenses as a percentage of net sales were 13.0% and 11.8% for the years ended December 31, 2024 and 2023, respectively. The change in SG&A expenses was primarily attributable to:
•Employee-related costs were $163 million for the year ended December 31, 2024, an increase of $25 million, primarily due to inflation, incentive compensation, and increases in headcount associated with the transition to a standalone company.
•Research and development (R&D) costs were $112 million for the year ended December 31, 2024, an increase of $4 million. R&D costs, net of customer reimbursements, were 3.3% of net sales in the year ended December 31, 2024, compared to 3.1% of net sales in the year ended December 31, 2023. The Company will continue to invest in R&D programs, which are necessary to support short- and long-term growth. The Company’s current long-term expectation for R&D spending is 3% of net sales.
•Intangible amortization expense was $28 million for each of the years ended December 31, 2024 and 2023.
Other operating expense, net was $55 million and $70 million for the years ended December 31, 2024 and 2023, respectively. Other operating expense, net was comprised of the following:
•For the years ended December 31, 2024 and 2023, separation and transaction costs were $31 million and $80 million, respectively, primarily related to professional fees and other costs associated with the Spin-Off.
•During the year ended December 31, 2024, the Company recorded a non-cash impairment expense of $21 million related to the write down of property, plant and equipment associated with a Fuel Systems manufacturing plant in Europe.
•Restructuring expense was $14 million and $12 million for the years ended December 31, 2024 and 2023, respectively, related to individually approved restructuring actions that primarily related to reductions in headcount. The Company continues to evaluate different options across its operations to reduce existing structural costs. As we continue to assess our performance and the needs of our business, additional restructuring could be required and may result in significant costs. Refer to Note 4 “Other operating expense (income), net” to the Consolidated Financial Statements in Item 8 of this Form 10-K for more information.
•For the years ended December 31, 2024 and 2023, the Company recognized a gain of $7 million and a loss of $3 million, respectively, related to other one-time events, primarily due to insurance recoveries and associated losses related to a supplier fire.
•For the year ended December 31, 2023, the Company recognized royalty income related to licensing of the Delphi Technologies trade name and product-related intellectual properties to other Former Parent businesses in the amount of $17 million. These royalty arrangements did not continue subsequent to the completion of the Spin-Off.

•For the year ended December 31, 2023, the Company recognized income related to application testing and other R&D services for other Former Parent businesses of $2 million. These services did not continue subsequent to the completion of the Spin-Off.
Equity in affiliates’ earnings, net of tax was $11 million and $10 million in the years ended December 31, 2024 and 2023, respectively. This line item is driven by the results of the Company’s unconsolidated joint venture.
Interest expense was $99 million and $56 million in the years ended December 31, 2024 and 2023, respectively. The increase was primarily related to the issuance of debt in connection with the Spin-Off as well as the loss on extinguishment of debt of $22 million in 2024. See Note 12, “Notes Payable and Debt”, for further discussion of the loss on extinguishment of debt.
Interest income was $16 million and $13 million in the years ended December 31, 2024 and 2023, respectively. The increase was primarily due to increased cash and cash equivalents balances, as well as higher interest rates on cash and cash equivalents balances.
Other postretirement expense was de minimus and $2 million in the years ended December 31, 2024 and 2023, respectively. The decrease in other postretirement expense for the year ended December 31, 2024 was primarily due to higher interest and inflationary costs in 2023.
Provision for income taxes was $108 million for the year ended December 31, 2024 resulting in an effective tax rate of 58%. This compared to $104 million or 50% for the year ended December 31, 2023.
In 2024, the Company recognized discrete tax expense of $21 million related to the establishment of a valuation allowance on its Polish operations as a result of the changes in judgment related to the recovery of its deferred tax assets. This expense was fully offset by a discrete tax benefit related to unremitted earnings as a result of change in structure and favorable provision to return adjustments in various jurisdictions.
In 2023, the Company recognized discrete tax benefits of $7 million, primarily due to certain unrecognized tax benefits and accrued interest related to a matter for which the statute of limitations had lapsed.
For further details, see Note 5, “Income Taxes,” to the Consolidated Financial Statements in Item 8 of this Form10-K.
Adjusted earnings per diluted share
The Company defines adjusted net earnings per diluted share as net earnings per share adjusted to exclude the tax-effected impact of restructuring expense, separation and transaction costs, intangible asset amortization, impairment charges, other net expenses, and other gains, losses and tax amounts not reflective of the Company’s ongoing operations.

	Year Ended December 31,
	2024	2023
Net earnings per diluted share	$1.76	$2.17
Separation and transaction costs	0.69	1.70
Intangibles amortization expense	0.63	0.60
Loss on debt extinguishment	0.49	—
Asset impairments	0.47	—
Restructuring expense	0.31	0.26
Royalty income from Former Parent	—	(0.36)
(Gains) losses for other one-time events	(0.16)	0.06
Tax effects and adjustments	(0.33)	(0.24)
Adjusted net earnings per diluted share	$3.86	$4.19

Results by Reportable Segment
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
Segment AOI excludes certain corporate costs, which primarily represent corporate expenses not directly attributable to the individual segments. Corporate expenses not allocated to Segment AOI were $92 million and $47 million for the years ended December 31, 2024 and 2023, respectively. The increase in corporate expenses in 2024 is primarily related to additional costs resulting from operating as a standalone company.
The following table presents net sales and Segment AOI for the Company’s reportable segments:

	Year Ended December 31, 2024			Year Ended December 31, 2023
(in millions)	Net sales to customers	Segment AOI	% margin	Net sales to customers	Segment AOI	% margin
Fuel Systems	$2,020	$218	10.8%	$2,177	$215	9.9%
Aftermarket	1,383	220	15.9%	1,323	196	14.8%
Totals	$3,403	$438		$3,500	$411
The Fuel Systems segment’s net sales for the year ended December 31, 2024 decreased $157 million, or 7%, and Segment AOI increased $3 million, or 1.4%, from the year ended December 31, 2023. Foreign currencies resulted in a year-over-year decrease in sales of approximately $5 million primarily due to the weakening of the Chinese Renminbi and Brazilian Real, partially offset by the strengthening of the British Pound, each relative to the U.S. Dollar. The decrease excluding the impact of foreign currencies was primarily due to approximately $130 million of unfavorable volume and net new business driven by lower commercial vehicle sales in Europe and lower sales in China, $27 million related to the end of certain contract manufacturing agreements with BorgWarner, partially offset by approximately $5 million from non-contractual commercial negotiations with the Company’s customers and normal contractual customer commodity pass-through arrangements. Segment Adjusted Operating margin was 10.8% in the year ended December 31, 2024, compared to 9.9% in the year ended December 31, 2023. The Segment Adjusted Operating margin increase was primarily due to a lump sum supplier settlement.
The Aftermarket segment’s net sales for the year ended December 31, 2024 increased $60 million, or 5%, and Segment AOI increased $24 million, or 12.2%, from the year ended December 31, 2023. Foreign currencies resulted in a year-over-year increase in sales of approximately $4 million primarily due to the strengthening of the British Pound partially offset by the weakening of the Brazilian Real, each relative to the U.S. Dollar. The increase excluding the impact of foreign currencies was primarily due to approximately $30 million of pricing and $26 million of favorable volume and net new business driven by increased demand for the Company’s products, primarily in Europe. Segment Adjusted Operating margin was 15.9% in the year ended December 31, 2024, compared to 14.8% in the year ended December 31, 2023. The Segment Adjusted Operating margin increased primarily due to customer pricing.

LIQUIDITY AND CAPITAL RESOURCES
Borrowing Facilities and Long-Term Debt
Credit Agreement
On July 3, 2023, the Company entered into a $1.225 billion Credit Agreement (as amended, the Credit Agreement) consisting of a $500 million revolving credit facility (the Revolving Facility), a $300 million Term Loan A Facility (the Term Loan A Facility) and a $425 million Term Loan B Facility (the Term Loan B Facility; together with the Revolving Facility and the Term Loan A Facility, collectively, the Facilities) in connection with the Spin-Off that occurred on the same date, maturing on July 3, 2028. As of December 31, 2024, the Company had no outstanding borrowings under the Revolving Facility, and availability of $499 million. The Term Loan B Facility was fully repaid in connection with the issuance of the 6.75% Senior Secured Notes due 2029 on April 4, 2024, as discussed below. The Term Loan A Facility was fully repaid in connection with the issuance of the 6.625% Senior Notes due 2032 on September 17, 2024, as discussed below.
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
Refer to Note 12. “Notes Payable and Debt” for further information on the Credit Agreement, the 2029 Notes and the 2032 Notes.
Other Sources of Liquidity and Capital
We utilize certain arrangements with various financial institutions to sell eligible trade receivables from certain customers in North America and Europe. We may terminate any or all of these arrangements at any time subject to prior written notice. While we do not depend on these arrangements for our liquidity, if we elected to terminate these arrangements, there would be a one-time unfavorable timing impact on the collection of the outstanding receivables. During the year ended December 31, 2024, the Company sold $122 million of receivables under these arrangements.
As of December 31, 2024 the Company had cash and cash equivalent balance of $484 million, of which $409 million was held by our subsidiaries outside of the United States. We believe our existing cash and cash flows generated from operations and the revolving credit facility will be responsive to the needs of our current and planned operations for at least the next 12 months and the foreseeable future thereafter.
On February 1, 2024, May 9, 2024, August 1, 2024 and November 14, 2024, the Company’s Board of Directors declared quarterly cash dividends of $0.25 per share of common stock. These dividends were paid on March 15, 2024, June 14, 2024, September 13, 2024 and December 13, 2024, respectively. On February 13, 2025, the Company announced that its Board of Directors declared an increased quarterly cash dividend of $0.27 per share of common stock, payable on March 14, 2025.
The Company has a credit rating of BB+ from Standard & Poor's and Ba1 from Moody's. The current outlook from both Standard & Poor’s and Moody’s is stable. None of the Company’s debt agreements require accelerated repayment in the event of a downgrade in credit ratings.
Cash Flows
Operating Activities
Net cash provided by operating activities was $308 million and $250 million in the years ended December 31, 2024 and 2023, respectively. The increase for the year ended December 31, 2024, compared with the year ended December 31, 2023, was primarily due to improved working capital and higher net earnings adjusted for non-cash items.
Investing Activities
Net cash used in investing activities was $101 million and $150 million in the years ended December 31, 2024 and 2023, respectively. As a percentage of sales, capital expenditures were 3.1% and 4.3% for the years ended December 31, 2024 and 2023, respectively.

Financing Activities
Net cash used in financing activities was $96 million during the year ended December 31, 2024 compared to net cash provided by financing activities of $20 million in the year ended December 31, 2023. Net cash used in financing activities during the year ended December 31, 2024 was primarily related to the repayment of Term Loan A and Term Loan B Facilities, stock repurchases, dividend payments to PHINIA stockholders, largely offset by the issuances of the 2029 Notes and 2032 Notes.
Contractual Obligations
The Company’s significant cash requirements for contractual obligations as of December 31, 2024, primarily consisted of the principal and interest payments on its notes payable and long-term debt, non-cancelable lease obligations, and capital spending obligations. The principal amount of revolving credit facility, notes payable and long-term debt was $1,001 million as of December 31, 2024. The projected interest payments over the terms of that debt were $399 million as of December 31, 2024. Refer to Note 12, “Notes Payable and Debt,” to the Consolidated Financial Statements in Item 8 of this Form 10-K for more information.
As of December 31, 2024, non-cancelable lease obligations were $62 million. Refer to Note 19, “Leases and Commitments,” to the Consolidated Financial Statements in Item 8 of this Form 10-K for more information. Capital spending obligations were $51 million as of December 31, 2024.
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
Pension and Other Postretirement Employee Benefits
The Company’s policy is to fund its defined benefit pension plans in accordance with applicable government regulations and to make additional contributions when appropriate. At December 31, 2024, all legal funding requirements had been met. The Company contributed $5 million to its defined benefit pension plans in each of the years ended December 31, 2024 and 2023.
The Company expects to contribute a total of $5 million to $9 million into its defined benefit pension plans during 2025. Of the $5 million to $9 million in projected 2025 contributions, $2 million are contractually obligated, while any remaining payments would be discretionary.
The funded status of all pension plans was a net unfunded position of $113 million and $133 million at December 31, 2024 and 2023, respectively. The decrease in the net unfunded position was a result of higher discount rates, partially offset by lower asset returns.
The Company believes it will be able to fund the requirements of these plans through cash generated from operations or other available sources of financing for the foreseeable future.
Refer to Note 15, “Retirement Benefit Plans,” to the Consolidated Financial Statements in Item 8 of this Form 10-K for more information regarding costs and assumptions for employee retirement benefits.

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
It is not possible to predict with certainty whether or not the Company will ultimately be successful in any of these commercial and legal matters or, if not, what the impact might be. The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred and the amount can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in commercial and legal matters that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. If a loss contingency is not both probable and reasonably estimable, the Company does not establish an accrued liability. Except as set forth below, the Company’s management does not expect that an adverse outcome in any of these commercial and legal claims, actions and complaints that are currently pending will have a material adverse effect on the Company’s results of operations, financial position or cash flows. An adverse outcome could, nonetheless, be material to the results of operations, financial position or cash flows.
BorgWarner Dispute
In September 2024, the Former Parent filed a claim against the Company in Delaware Superior Court seeking, inter alia, a judicial declaration that the Company is obligated under the Tax Matters Agreement to remit to the Former Parent monies refunded, or to be refunded, to the Company from tax authorities that relate to certain indirect tax payments made prior to the Spin-Off. In November 2024, the Company filed, in Delaware Superior Court, a response to the Former Parent’s claim and asserted a number of counterclaims and, in December 2024, the Former Parent filed a motion to dismiss the Company’s counterclaims. The Former Parent’s motion is pending. The Company believes it has meritorious arguments in response to the Former Parent’s claim and with respect to its own claims, however, the Company is unable to determine the ultimate outcome of this matter or determine an estimate of potential losses. It is reasonably possible, but not probable, that the resolution of this matter could have a material adverse effect on the Company’s financial position, results of operations and/or cash flows.
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
The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. Costs to renew or extend the term of acquired intangible assets are recognized as expenses are incurred.
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
Refer to Note 10, “Goodwill and Other Intangibles,” to the Consolidated Financial Statements in Item 8 of this Form 10-K for more information regarding goodwill.
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

	Year Ended December 31,
(in millions)	2024	2023
Net sales	$3,403	$3,500
Warranty provision	$48	$41
Warranty provision as a percentage of net sales	1.4%	1.2%
The sensitivity to a 25 basis-point change (as a percentage of net sales) in the assumed warranty trend on the Company’s accrued warranty liability was approximately $9 million.
At December 31, 2024, the total accrued warranty liability was $61 million. The accrual is represented as $36 million in Other current liabilities and $25 million in Other non-current liabilities on the Consolidated Balance Sheets.
Refer to Note 11, “Product Warranty,” to the Consolidated Financial Statements in Item 8 of this Form 10-K for more information regarding product warranties.
Pension The Company provides pension benefits to a number of its current and former employees. The Company’s defined benefit pension plans are accounted for in accordance with ASC Topic 715. The determination of the Company’s obligation and expense for its pension is dependent on certain assumptions used by actuaries in calculating such amounts. Certain assumptions, including the expected long-term rate of return on plan assets, discount rate and rates of increase in compensation are described in Note 15, “Retirement Benefit Plans,” to the Consolidated Financial Statements in this Form 10-K. The effects of any modification to those assumptions, or actual results that differ from assumptions used, are either recognized immediately or amortized over future periods in accordance with GAAP.
The primary assumptions affecting the Company’s accounting for employee benefits under ASC Topic 715 as of December 31, 2024 are as follows:
•Expected long-term rate of return on plan assets The expected long-term rate of return is used in the calculation of net periodic benefit cost. The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. Over time, however, the expected long-term rate of return on plan assets is designed to approximate actual earned long-term returns. The expected long-term rate of return for pension assets has been determined based on various inputs, including historical returns for the different asset classes held by the Company’s trusts and its asset allocation, as well as inputs from internal and external sources regarding expected capital market return, inflation and other variables. The Company also considers the impact of active management of the plans’ invested assets. In determining its pension expense for the year ended December 31, 2024, the Company used long-term rates of return on plan assets ranging from 2.5% to 8.0%.
Actual returns on U.K. pension assets were (6.2)% and 2.4% for the years ended December 31, 2024 and 2023, respectively, compared to the expected rate of return assumption of 5.25% and 5.5%, respectively, for the same years ended.
•Discount rate The discount rate is used to calculate pension obligations. In determining the discount rate, the Company utilizes a full-yield approach in the estimation of service and interest components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. For its significant plans, the Company used discount rates ranging from 1.7% to 22.3% to determine its pension obligations as of December 31, 2024, including weighted average discount rates of 5.9% (including 5.6% in the U.K.). The U.K. discount rate reflects the fact that the pension plan has been closed for new participants.
While the Company believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company's pension and its future expense.
The sensitivity to a 25 basis-point change in the assumptions for expected return on assets related to 2025 pre-tax pension expense for Company sponsored pension plans is expected to be $2 million. The sensitivity to a 25 basis-point change in the assumptions for discount rate related to 2025 pre-tax pension expense for Company sponsored pension plans is expected to be negligible.
The following table illustrates the sensitivity to a change in the discount rate for Company sponsored pension plans on its pension obligations:

(in millions)	Impact on PBO
25 basis point decrease in discount rate	$23
25 basis point increase in discount rate	$(22)
Refer to Note 15, “Retirement Benefit Plans,” to the Consolidated Financial Statements in Item 8 of this Form 10-K for more information regarding the Company’s retirement benefit plans.
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
The determination of accruals for unrecognized tax benefits includes the application of complex tax laws in a multitude of jurisdictions across the Company’s global operations. Management judgment is required in determining the gross unrecognized tax benefits’ related liabilities. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is less than certain. Accruals for unrecognized tax benefits are established when, despite the belief that tax positions are supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more-likely-than-not to be sustained upon examination by the applicable taxing authority. The Company has certain U.S. state income tax returns and certain non-U.S. income tax returns that are currently under various stages of audit by applicable tax authorities. At December 31, 2024, the Company had a liability for tax positions the Company estimates are not more-likely-than-not to be sustained based on the technical merits, which is included in other non-current liabilities. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.
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
The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which the Company operates have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. Pillar 2 does not have a material impact to the Company’s effective tax rate or consolidated results of operation, financial position or cash flows.
Refer to Note 5, “Income Taxes,” to the Consolidated Financial Statements in Item 8 of this Form 10-K for more information regarding income taxes.

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
The Company has established policies and procedures to manage sensitivity to interest rate, currency exchange rate and commodity purchase price risk, which include monitoring the level of exposure to each market risk. For quantitative disclosures about market risk, refer to Note 14, “Financial Instruments,” to the Consolidated Financial Statements in Item 8 of this Form 10-K for information with respect to currency exchange rate risk and commodity purchase price risk.
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
In addition, the Company executed an intercompany loan designated as a net investment hedge to mitigate specific exchange rate translation risk. As of December 31, 2024 and 2023, the Company deferred a pre-tax loss of $11 million and $6 million, respectively, for the designated net investment hedge within the cumulative translation account within accumulated other comprehensive income, a component of total shareholders’ equity.
Currency translation adjustments, including the impact of the net investment hedges discussed above, during the years ended December 31, 2024 and 2023, are shown in the following tables, which provide the percentage change in U.S. Dollars against the respective currencies and the approximate impacts of these changes recorded within other comprehensive income (loss) for the respective periods.

(in millions, except for percentages)	December 31, 2024
Brazilian Real	(21)%	$(38)
Euro	(6)%	$(17)
Chinese Renminbi	(3)%	$(12)
British Pound	(2)%	$(9)
Korean Won	(13)%	$(4)

(in millions, except for percentages)	December 31, 2023
Euro	3%	$58
British Pound	5%	$28
Brazilian Real	9%	$14
India Rupee	1%	$7
Chinese Renminbi	(3)%	$(14)
For additional information regarding the level of business outside the United States, which is subject to foreign currency exchange rate market risk, refer to Note 22, “Reportable Segments and Related Information,” to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Commodity Price Risk
Commodity price risk is the possibility that the Company will incur economic losses due to adverse changes in the cost of raw materials used in the production of its products. The Company uses long-term contracts, cost sharing arrangements, design changes, customer buy programs, and limited financial instruments to help control costs wherever beneficial. Commodity forward and option contracts are occasionally executed to offset exposure to potential change in prices mainly for various non-ferrous metals and natural gas consumption used in the manufacturing of vehicle components. As of December 31, 2024 and 2023, the Company had no outstanding commodity swap contracts.
Disclosure Regarding Forward-Looking Statements
The matters discussed in this Item 7 include forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Information” at the beginning of this Form 10-K.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PHINIA Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of PHINIA Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive (loss) income, of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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
Goodwill Impairment Assessment - Fuel Systems Reporting Unit
As described in Note 10 to the consolidated financial statements, the Company’s net goodwill balance was $471 million as of December 31, 2024, and the net goodwill associated with the Fuel Systems reporting unit was $60 million. Management has determined that each of the reportable segments is also a reporting unit. Management tests goodwill for impairment annually in the fourth quarter for all reporting units, and more frequently if events or circumstances warrant such a review. Management performed quantitative testing during the fourth quarter of 2024. The estimated fair value was determined using a combined income and market approach. The primary assumptions affecting management’s quantitative impairment review are the discount rates, EBITDA margins, revenue growth rates, and market multiples.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Fuel Systems reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Fuel Systems reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures evaluating management’s significant assumptions related to EBITDA margins and market multiples; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Fuel Systems reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Fuel Systems reporting unit; (ii) evaluating the appropriateness of the income and market valuation approaches used by management; (iii) testing the completeness and accuracy of underlying data used in the income and market valuation approaches; and (iv) evaluating the reasonableness of the significant assumptions used by management related to EBITDA margins and market multiples. Evaluating management’s assumption related to EBITDA margins involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the Fuel Systems reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income and market valuation approaches and (ii) the reasonableness of the market multiples assumption.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 13, 2025

We have served as the Company’s auditor since 2022.

PHINIA INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share and per share amounts)	2024	2023
ASSETS
Cash and cash equivalents	$484	$365
Receivables, net	817	1,017
Inventories	444	487
Prepayments and other current assets	96	58
Total current assets	1,841	1,927

Property, plant and equipment, net	843	921
Investments and long-term receivables	111	115
Goodwill	471	499
Other intangible assets, net	374	417
Other non-current assets	128	162
Total assets	$3,768	$4,041

LIABILITIES AND EQUITY
Short-term borrowings and current portion of long-term debt	$25	$89
Accounts payable	522	639
Other current liabilities	422	420
Total current liabilities	969	1,148

Long-term debt	963	709
Retirement-related liabilities	112	132
Other non-current liabilities	150	165
Total liabilities	2,194	2,154

Commitments and contingencies (see Note 18)

Capital stock:
Common stock, $0.01 par value; authorized shares: 200,000,000; issued shares: (2024 - 47,013,661, 2023 - 47,013,661); outstanding shares: (2024 - 41,643,883, 2023 - 46,164,536)	1	1
Additional paid-in capital	1,976	2,031
Retained earnings	44	9
Accumulated other comprehensive loss	(217)	(131)
Treasury stock, at cost: (2024 - 5,369,778 shares, 2023 - 849,125 shares)	(230)	(23)
Total equity	1,574	1,887
Total liabilities and equity	$3,768	$4,041
See Accompanying Notes to Consolidated Financial Statements.

PHINIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions, except per share amounts)	2024	2023	2022
Net sales	$3,403	$3,500	$3,348
Cost of sales	2,647	2,776	2,627
Gross profit	756	724	721

Selling, general and administrative expenses	442	413	407
Other operating expense (income), net	55	70	(4)
Operating income	259	241	318

Equity in affiliates’ earnings, net of tax	(11)	(10)	(11)
Interest expense	99	56	20
Interest income	(16)	(13)	(6)
Other postretirement expense (income)	—	2	(32)
Earnings before income taxes	187	206	347

Provision for income taxes	108	104	85
Net earnings	$79	$102	$262

Earnings per share — basic	$1.80	$2.17	$5.57

Earnings per share — diluted	$1.76	$2.17	$5.57

Weighted average shares outstanding:
Basic	44.0	46.9	47.0
Diluted	44.8	47.0	47.0
See Accompanying Notes to Consolidated Financial Statements.

PHINIA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
(in millions)	2024	2023	2022
Net earnings	$79	$102	$262

Other comprehensive loss
Foreign currency translation adjustments[1]	(95)	(13)	(90)
Defined benefit postretirement plans[1]	9	(27)	(65)
Hedge instruments[1]	—	(3)	5
Total other comprehensive loss	(86)	(43)	(150)

Comprehensive (loss) income	$(7)	$59	$112

____________________________________
1 Net of income taxes.

See Accompanying Notes to Consolidated Financial Statements.

PHINIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2024	2023	2022
OPERATING
Net cash provided by operating activities (see Note 23)	$308	$250	$303
INVESTING
Capital expenditures, including tooling outlays	(105)	(150)	(107)
Insurance proceeds received for damage to property, plant and equipment	3	—	—
Payments for investment in equity securities	(1)	(2)	—
Proceeds from asset disposals and other, net	2	2	2
Net cash used in investing activities	(101)	(150)	(105)
FINANCING
Proceeds from issuance of long-term debt, net of discount	975	708	—
Payments for debt issuance costs	(15)	(14)	—
(Repayments) borrowings under Revolving Facility	(75)	75	—
Repayments of debt, including current portion	(722)	(4)	(1)
Cash outflows related to debt due to Former Parent	—	(728)	(117)
Cash inflows related to debt due from Former Parent	—	36	140
Purchase of noncontrolling interest	—	—	(3)
Dividends paid to PHINIA Inc. stockholders	(44)	(23)	—
Payments for purchase of treasury stock, including excise tax	(212)	(24)	—
Net transfers to Former Parent	—	(5)	(204)
Payments for stock-based compensation items	(3)	(1)	—
Net cash (used in) provided by financing activities	(96)	20	(185)
Effect of exchange rate changes on cash	8	(6)	(21)
Net increase (decrease) in cash and cash equivalents	119	114	(8)
Cash and cash equivalents at beginning of year	365	251	259
Cash and cash equivalents at end of year	$484	$365	$251

See Accompanying Notes to Consolidated Financial Statements.

PHINIA INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Number of Shares		PHINIA Inc. Stockholders’ Equity
(in millions, except share data)	Issued common stock	Common stock held in treasury	Issued common stock	Additional paid-in-capital	Treasury stock	Retained earnings	Former Parent investment	Accumulated other comprehensive income (loss)	Non-controlling interests	Total Equity
Balance, January 1, 2022	—	—	$—	$—	$—	$—	$1,647	$62	$3	$1,712
Net transfers from Former Parent	—	—	—	—	—	—	(178)	—	—	(178)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(3)	(3)
Net earnings	—	—	—	—	—	—	262	—	—	262
Other comprehensive income	—	—	—	—	—	—	—	(150)	—	(150)
Balance, December 31, 2022	—	—	$—	$—	$—	$—	$1,731	$(88)	$—	$1,643
Dividends declared ($0.50 per share)	—	—	—	—	—	(23)	—	—	—	(23)
Net transfers from Former Parent	—	—	—	—	—	—	220	—	—	220
Spin-Off related adjustments	—	—	—	8	—	—	—	—	—	8
Reclassification of Former Parent's net investment and issuance of ordinary shares in connection with Spin-Off	47,013,661	—	1	2,020	—	—	(2,021)	—	—	—
Share-based compensation expense	—	—	—	6	—	—	—	—	—	6
Purchase of treasury stock	—	(903,920)	—	—	(24)	—	—	—	—	(24)
Net issuance of executive stock plan	—	54,795	—	(3)	1	—	—	—	—	(2)
Net earnings	—	—	—	—	—	32	70	—	—	102
Other comprehensive loss	—	—	—	—	—	—	—	(43)	—	(43)
Balance, December 31, 2023	47,013,661	(849,125)	$1	$2,031	$(23)	$9	$—	$(131)	$—	$1,887
Dividends declared ($1.00 per share)	—	—	—	—	—	(44)	—	—	—	(44)
Spin-Off related adjustments	—	—	—	(59)	—	—	—	—	—	(59)
Share-based compensation expense	—	—	—	14	—	—	—	—	—	14
Purchase of treasury stock	—	(4,806,413)	—	—	(212)	—	—	—	—	(212)
Excise tax on purchase of treasury stock	—	—	—	—	(2)	—	—	—	—	(2)
Net issuance of executive stock plan	—	285,760	—	(10)	7	—	—	—	—	(3)
Net earnings	—	—	—	—	—	79	—	—	—	79
Other comprehensive loss	—	—	—	—	—	—	—	(86)	—	(86)
Balance, December 31, 2024	47,013,661	(5,369,778)	$1	$1,976	$(230)	$44	$—	$(217)	$—	$1,574

See Accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTRODUCTION
The accompanying Consolidated Financial Statements and notes present the consolidated statements of operations, balance sheets, and cash flows of PHINIA Inc. (PHINIA or the Company). PHINIA is a leader in the development, design and manufacture of integrated components and systems that are designed to optimize performance, increase efficiency and reduce emissions in combustion and hybrid propulsion for commercial vehicles and industrial applications (medium-duty and heavy-duty trucks, buses and other off-highway construction, marine, agricultural and industrial applications), light commercial vehicles (vans and trucks) and light passenger vehicles (passenger cars, mini-vans, cross-overs and sport-utility vehicles). The Company is a global supplier to most major original equipment manufacturers (OEMs) seeking to meet evolving and increasingly stringent global regulatory requirements and satisfy consumer demands for an enhanced user experience. Additionally, the Company offers a wide range of original equipment service (OES) solutions and remanufactured products as well as an expanded range of products for the independent (non-OEM) aftermarket.
Transition to Standalone Company
On December 6, 2022, BorgWarner Inc., a manufacturer and supplier of automotive industry components and parts (BorgWarner, or Former Parent), announced plans for the complete legal and structural separation of its Fuel Systems and Aftermarket businesses by the spin-off of its wholly-owned subsidiary, PHINIA, which was formed on February 9, 2023 (the Spin-Off).
On July 3, 2023, BorgWarner completed the Spin-Off in a transaction intended to qualify as tax-free to BorgWarner’s stockholders for U.S. federal income tax purposes, which was accomplished by the distribution of the outstanding common stock of PHINIA to holders of record of common stock of BorgWarner on a pro rata basis. Each holder of record of BorgWarner common stock received one share of PHINIA common stock for every five shares of BorgWarner common stock held on June 23, 2023, the record date. In lieu of fractional shares of PHINIA, BorgWarner stockholders received cash. As a result of these transactions, all of the assets, liabilities, and legal entities comprising BorgWarner’s Fuel Systems and Aftermarket businesses are now owned directly, or indirectly through its subsidiaries, by PHINIA. PHINIA is an independent public company trading under the symbol “PHIN” on the New York Stock Exchange.

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
A portion of BorgWarner’s total corporate expenses were allocated to the Company for services rendered by BorgWarner prior to the Spin-Off. These expenses included the cost of corporate functions and resources, including, but not limited to, executive management, finance, accounting, legal, human resources, research and development and sales. Additionally, a portion of the Company’s corporate expenses were allocated to BorgWarner for charges incurred related to subsidiaries of BorgWarner historically supported by the Company, primarily related to information technology. These expenses were allocated based on direct usage when identifiable or, when not directly identifiable, on the basis of proportional net revenues, legal entities, headcount or weighted-square footage, as applicable. The Company considers the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to, or the benefit received by, both the Company and BorgWarner during the periods presented. However, the allocations may not reflect the expenses the Company would have incurred if the Company had been a standalone company for the periods presented prior to July 3, 2023. The year ended December 31, 2023 included net corporate allocation expenses incurred prior to the Spin-Off totaling $89 million. For the year ended December 31, 2022, net corporate allocation expenses totaled $118 million. Corporate allocation expenses were primarily included in Selling, general and administrative expenses.
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
Joint venture and equity securities The Company has an investment in one unconsolidated joint venture: Delphi-TVS Diesel Systems Ltd (D-TVS), of which the Company owns 52.5%. This joint venture is a non-controlled affiliate in which the Company exercises significant influence but does not have a controlling financial interest and, therefore, is accounted for under the equity method. Although the Company is the majority owner, it does not have the ability to control significant decisions or management of the entity. The Company evaluated this investment under Accounting Standards Codification (ASC) Topic 810 and based on the following factors the Company does

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
not have the power to control the significant decisions of the entity and therefore does not have a controlling financial interest.
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
Generally, under the equity method, the Company’s original investment is recorded at cost and subsequently adjusted by the Company’s share of equity in income or losses. The carrying value of the Company’s investment was $51 million and $48 million as of December 31, 2024 and 2023, respectively. The Company monitors its equity method investments for indicators of other-than-temporary declines in fair value on an ongoing basis. If such a decline has occurred, an impairment charge is recorded, which is measured as the difference between the carrying value and the estimated fair value. The Company’s investment in this non-controlled affiliate is included within Investments and long-term receivables in the Consolidated Balance Sheets. The Company’s share of equity in income or losses is included in Equity in affiliates’ earnings, net of tax in the Consolidated Statements of Operations.
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
Sales incentives and allowances (including returns) are recognized as a reduction to revenue at the time of the related sale. The Company estimates the allowances based on an analysis of historical experience. Taxes assessed by a governmental authority collected by the Company concurrent with a specific revenue-producing transaction are excluded from net sales. Shipping and handling fees billed to customers are included in sales, while costs of shipping and handling are included in cost of sales. The Company has elected to apply the accounting policy election available under ASC Topic 606 and accounts for shipping and handling activities as a fulfillment cost.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Sales of receivables are accounted for in accordance with the ASC Topic 860. Agreements which result in true sales of the transferred receivables, as defined in ASC Topic 860, which occur when receivables are transferred to a third party without recourse to the Company, are excluded from amounts reported in the Consolidated Balance Sheets. Cash proceeds received from such sales are included in operating cash flows. The expenses associated with receivables factoring are recorded in the Consolidated Statements of Operations within interest expense. Refer to Note 6, “Receivables, Net,” to the Consolidated Financial Statements for more information.
Inventories Inventory is measured using first-in, first-out (FIFO) or average-cost methods at the lower of cost or net realizable value. Refer to Note 7, “Inventories,” to the Consolidated Financial Statements for more information.
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
Property, plant and equipment, net Property, plant and equipment is valued at cost less accumulated depreciation. Expenditures for maintenance, repairs and renewals of relatively minor items are generally charged to expense as incurred. Renewals of significant items are capitalized. Depreciation is generally computed on a straight-line basis over the estimated useful lives of the assets. Useful lives for buildings range from fifteen to forty years, and useful lives for machinery and equipment range from three to twelve years. For income tax purposes, accelerated methods of depreciation are generally used. Refer to Note 9, “Property, Plant and Equipment, Net,” to the Consolidated Financial Statements for more information.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Goodwill and other indefinite-lived intangible assets During the fourth quarter of each year, the Company qualitatively assesses its goodwill. This qualitative assessment evaluates various events and circumstances, such as macroeconomic conditions, industry and market conditions, cost factors, relevant events and financial trends, that may impact a reporting unit's fair value. Using this qualitative assessment, the Company determines whether it is more-likely-than-not the reporting unit's fair value exceeds its carrying value. If it is determined that it is not more-likely-than-not the reporting unit's fair value exceeds the carrying value, or upon consideration of other factors, including recent acquisition, restructuring or disposal activity or to refresh the fair values, the Company performs a quantitative goodwill impairment analysis. In addition, the Company also tests goodwill in between annual test dates if an event occurs or circumstances change that could more-likely-than-not reduce the fair value of a reporting unit below its carrying value.
The Company also has intangible assets related to acquired trade names that are classified as indefinite lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. Costs to renew or extend the term of acquired intangible assets are recognized as expenses are incurred.
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
Refer to Note 10, “Goodwill and Other Intangibles,” to the Consolidated Financial Statements for more information.
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
Refer to Note 11, “Product Warranty,” to the Consolidated Financial Statements for more information.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Refer to Note 18, “Contingencies,” to the Consolidated Financial Statements for more information.
Government grants The Company periodically receives government grants representing assistance provided by a government. These government grants are generally received in cash and typically provide reimbursement related to acquisition of property and equipment, product development or local governmental economic relief. The government grants are generally amortized using a systematic and rational method over the life of the grant. As of December 31, 2023, the Company recorded government grant related liabilities of $1 million in Other current liabilities in the Company’s Consolidated Balance Sheets. As of December 31, 2024 and 2023, the Company recorded $7 million and $6 million in Other non-current liabilities, respectively, in the Company’s Consolidated Balance Sheets. During the years ended December 31, 2024 and 2023, the Company recorded $28 million and $21 million of government grant-related credits in Selling, general and administrative expenses, respectively, and $2 million and $1 million in Cost of sales, respectively, in the Company’s Consolidated Statement of Operations.
Derivative financial instruments The Company recognizes that certain normal business transactions and foreign currency operations generate risk. Examples of risks include exposure to exchange rate risk related to transactions denominated in currencies other than the functional currency, changes in commodity costs and interest rates. It is the objective of the Company to assess the impact of these transaction risks and consider mitigating such risks through various methods, including financial derivatives. The majority of derivative instruments held by the Company are designated as hedges, have high correlation with the underlying exposure and are highly effective in offsetting underlying price movements. Accordingly, gains and losses from changes in qualifying hedge fair values are matched with the underlying transactions. Hedge instruments are generally reported gross, with no right to offset, on the Consolidated Balance Sheets at their fair value based on quoted market prices for contracts with similar maturities. The Company does not engage in any derivative transactions for purposes other than hedging specific operational risks.
Refer to Note 14, “Financial Instruments,” to the Consolidated Financial Statements for more information.
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
Refer to Note 17, “Accumulated Other Comprehensive Loss,” to the Consolidated Financial Statements for more information.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Refer to Note 15, “Retirement Benefit Plans,” to the Consolidated Financial Statements for more information.
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
Income taxes The Company accounts for income taxes in accordance ASC Topic 740 (ASC 740). Income taxes as presented in the Company’s Consolidated Financial Statements have been allocated in a manner that is systematic, rational, and consistent with the broad principles of ASC 740. Prior to Spin-Off, the Company’s operations have been included in the Former Parent’s U.S. federal consolidated tax return, certain foreign tax returns, and certain state tax returns. For the purposes of the 2022 financial statements, the Company’s income tax provision was computed as if the Company filed separate tax returns (i.e., as if the Company had not been included in the consolidated income tax return group with the Former Parent). The separate-return method applies ASC 740 to the Combined Financial Statements of each member of a consolidated tax group as if the group member were a separate taxpayer.
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
Refer to Note 5, “Income Taxes,” to the Consolidated Financial Statements for more information.
New Accounting Pronouncements
Recently Adopted Accounting Standards
Accounting Standards Update (ASU) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This update is intended to improve disclosures about a public entity’s reportable segments and addresses requests from investors and other allocators of capital for additional, more detailed information about a reportable segment’s expenses. This guidance was effective for annual reporting periods beginning after December 15, 2023 and interim reporting periods beginning after December 15, 2024. The Company has adopted this guidance, refer to Note 22, “Reportable Segments and Related Information” to the Consolidated Financial Statements for more information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accounting Standards Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance requires entities to disaggregate information related to the effective tax rate reconciliation and income taxes paid. This guidance is effective for annual reporting periods beginning after December 15, 2024. The Company will provide the incremental disclosures in its Annual Report on Form 10-K for the year ended December 31, 2025.
In November 2024, the FASB issued ASU 2024-03 and ASU 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40).” This guidance requires entities to disclose disaggregated information about certain income statement expense line items in the notes to the financial statements. This guidance is effective for annual reporting periods beginning after December 15, 2026. The Company is currently evaluating the impact of these ASUs on its financial statements.

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
In limited instances, certain customers have provided payments in advance of receiving related products, typically at the onset of an arrangement prior to the beginning of production. As of December 31, 2024, the balance of contract liabilities was $7 million, of which $3 million was reflected in Other current liabilities and $4 million was reflected as Other non-current liabilities. As of December 31, 2023, the balance of contract liabilities was $7 million, of which $6 million was reflected in Other current liabilities and $1 million was reflected as Other non-current liabilities. These amounts are reflected as revenue over the term of the arrangement (typically three to seven years) as the underlying products are shipped and represent the Company’s remaining performance obligations as of the end of the period.
The following table represents a disaggregation of revenue from contracts with customers by reportable segment and region for the years ended December 31, 2024, 2023, and 2022. Refer to Note 22, “Reportable Segments and Related Information” to the Consolidated Financial Statements, for more information.

	Year Ended December 31, 2024
(In millions)	Fuel Systems	Aftermarket	Total
Americas	$690	$768	$1,458
Europe	862	532	1,394
Asia	468	83	551
Total	$2,020	$1,383	$3,403

	Year Ended December 31, 2023
(In millions)	Fuel Systems	Aftermarket	Total
Americas	$712	$776	$1,488
Europe	953	472	1,425
Asia	512	75	587
Total	$2,177	$1,323	$3,500

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2022
(In millions)	Fuel Systems	Aftermarket	Total
Americas	$559	$811	$1,370
Europe	904	401	1,305
Asia	609	64	673
Total	$2,072	$1,276	$3,348

NOTE 3    RESEARCH AND DEVELOPMENT COSTS
The Company’s net Research & Development (R&D) costs are primarily included in Selling, general and administrative expenses of the Consolidated Statements of Operations. Customer reimbursements are netted against gross R&D costs as they are considered a recovery of cost. Customer reimbursements for prototypes are recorded net of prototype costs based on customer contracts, typically either when the prototype is shipped or when it is accepted by the customer. Customer reimbursements for engineering services are recorded when performance obligations are satisfied in accordance with the contract. Financial risks and rewards transfer upon shipment, acceptance of a prototype component by the customer or upon completion of the performance obligation as stated in the respective customer agreement. The Company has various customer arrangements relating to R&D activities that it performs at its various R&D locations.
The following table presents the Company’s gross and net costs on R&D activities:

	Year Ended December 31,
(in millions)	2024	2023	2022
Gross R&D costs	$209	$188	$200
Customer reimbursements	$(97)	(80)	(96)
Net R&D costs	$112	$108	$104
Net R&D costs as a percentage of net sales were 3.3%, 3.1% and 3.1% for the years ended December 31, 2024, 2023 and 2022, respectively.

NOTE 4     OTHER OPERATING EXPENSE (INCOME), NET
Items included in Other operating expense (income), net consist of:

	Year Ended December 31,
(in millions)	2024	2023	2022
Separation and transaction costs	$31	$80	$31
Asset impairments	21	—	5
Restructuring	14	12	11
(Gains) losses for other one-time events	(7)	3	2
Royalty income from Former Parent	—	(17)	(31)
R&D income from Former Parent	—	(2)	(11)
Other operating income, net	(4)	(6)	(11)
Other operating expense (income), net	$55	$70	$(4)
Separation and transaction costs: During the year ended December 31, 2024, the Company recorded separation and transaction costs of $31 million. Separation and transaction costs primarily relate to professional fees and other costs associated with the separation of the Company, including the management of certain historical liabilities

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
allocated to the Company in connection with the Spin-Off. During the years ended December 31, 2023 and 2022, the Company recorded separation and transaction costs of $80 million and $31 million, respectively, primarily related to professional fees and other costs associated with the separation of the Company.
Asset impairments: During the year ended December 31, 2024, the Company recorded impairment expense of $21 million related to the write down of property, plant and equipment associated with a Fuel Systems manufacturing plant in Europe. During the year ended December 31, 2022, the Company wound down its Aftermarket operation in Russia and recorded an impairment expense of $5 million for the impairment of an intangible asset related to this business.
Restructuring: For the years ended December 31, 2024, 2023, and 2022, the Company recorded $14 million, $12 million and $11 million, respectively, of restructuring costs for individually approved restructuring actions that primarily related to reductions in headcount in the Fuel Systems segment.
(Gains) losses for other one-time events: For the years ended December 31, 2024 and 2023, the Company recorded $7 million of gains and $3 million of losses, respectively, primarily due to insurance recoveries and associated losses related to a supplier fire.
Royalty income from Former Parent: The Company participated in royalty arrangements with BorgWarner businesses prior to the Spin-Off, which involved the licensing of the Delphi Technologies trade name and product-related intellectual properties. For the years ended December 31, 2023 and 2022, the Company recognized royalty income from BorgWarner businesses in the amount of $17 million and $31 million, respectively. Refer to Note 21, “Related Party," for further information.
R&D income from Former Parent: The Company provided application testing and other R&D services for other BorgWarner businesses prior to the Spin-Off. For the years ended December 31, 2023 and 2022, the Company recognized income related to these services of $2 million and $11 million, respectively. Refer to Note 21, "Related Party," for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 5    INCOME TAXES
Earnings before income taxes and the provision for income taxes are presented in the following table.

	Year Ended December 31,
(in millions)	2024	2023	2022
Earnings before income taxes:
U.S.	$5	$(18)	$90
Non-U.S.	182	224	257
Total	$187	$206	$347
Provision for income taxes:
Current:
Federal	$13	$22	$28
State	—	2	1
Foreign	83	48	31
Total current expense	96	72	60
Deferred:
Federal	(9)	(14)	(12)
State	(1)	(2)	(1)
Foreign	22	48	38
Total deferred expense	12	32	25
Total provision for income taxes	$108	$104	$85
The provision for income taxes resulted in an effective tax rate of approximately 58%, 50% and 24% for the years ended December 31, 2024, 2023 and 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides a reconciliation of tax expense based on the U.S. statutory tax rate to final tax expense.

	Year Ended December 31,
(in millions)	2024	2023	2022
Income taxes at U.S. statutory rate of 21%	$39	$43	$73
Increases (decreases) resulting from:
Valuation allowance adjustments, net	82	63	37
Net tax on remittance of foreign earnings	13	29	12
Non-deductible transaction costs	—	10	—
Changes in accounting methods and filing positions	(9)	(2)	2
U.S. tax on foreign earnings	7	12	—
Foreign rate differentials	5	(2)	3
Impact of tax law and rate changes	—	(1)	—
State taxes, net of federal benefit	—	(1)	(1)
Tax credits	(3)	(1)	(1)
Tax holidays	(5)	(6)	(8)
Enhanced research and development deductions	(9)	(8)	(9)
Reserve adjustments, settlements and claims	3	(7)	(7)
Non-taxable income	(17)	(30)	(17)
Foreign currency remeasurement	(7)	1	—
Non-deductible fines	5	—	—
Other, net	4	4	1
Provision for income taxes, as reported	$108	$104	$85

The Company’s tax rate is affected by the tax laws and rates of the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance.
The Company’s effective tax rate was impacted beneficially by certain entities in China with the High and New Technology Enterprise (HNTE) status. The income tax benefit for HNTE status was approximately $5 million, $6 million and $8 million for the years ended December 31, 2024, 2023 and 2022, respectively. HNTE status is granted for three-year periods, and the Company seeks to renew such status on a regular basis.
In 2024, the Company recognized discrete tax expense of $21 million related to the establishment of a valuation allowance on its Polish operations as a result of the changes in judgment related to the recovery of its deferred tax assets. This expense was fully offset by a discrete tax benefit related to unremitted earnings as a result of change in structure and favorable provision to return adjustments in various jurisdictions.
In 2023, the Company recognized discrete tax benefits of $7 million, primarily due to certain unrecognized tax benefits and accrued interest related to a matter for which the statute of limitations had lapsed.
In 2022, the Company recognized a discrete tax benefit of $21 million related to an increase in its deferred tax assets as a result of an increase in the United Kingdom tax rate from 19% to 25%. This rate change was enacted in June 2021 and became effective April 2023.
The Company recognizes taxes due under the Global Intangible Low-Taxed Income (GILTI) provision as a current period expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A roll forward of the Company’s total gross unrecognized tax benefits is presented below:

(in millions)	2024	2023	2022
Balance, January 1	$11	$35	$64
Additions based on tax positions related to current year	—	1	2
Additions for tax positions of prior years	2	1	—
Reductions for lapse in statute of limitations	(1)	—	(14)
Reductions for closure of tax audits and settlements	(2)	(2)	(12)
Reductions for tax positions of prior years	—	(11)	(1)
(Distributions) Acquisitions	—	(14)	—
Translation adjustment	—	1	(4)
Balance, December 31	$10	$11	$35
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense and accrued approximately $6 million and $4 million for the payment of interest and penalties at December 31, 2024 and 2023, respectively. The Company recognized expense related to interest and penalties of $2 million and $1 million for the years ended December 31, 2024, and 2023, respectively.
As of December 31, 2024, approximately $15 million represents the amount that, if recognized, would affect the Company's effective income tax rate in future periods.
The Company estimates that it is reasonably possible there could be a decrease of approximately $9 million in unrecognized tax benefits and interest in the next 12 months related to the closure of an audit and the lapse in statute of limitations subsequent to the reporting period from certain taxing jurisdictions.
The Company and/or one of its subsidiaries file income tax returns in the U.S. federal, various state jurisdictions and various foreign jurisdictions. In certain tax jurisdictions, the Company may have more than one taxpayer. The PHINIA U.S. group filed its first U.S. federal return for the tax year 2023 in 2024; therefore, tax year 2023 is the only open period subject to Internal Revenue Service (IRS) audit. The Company is no longer subject to income tax examinations by tax authorities in its major tax jurisdictions as follows:

Tax jurisdiction	Years no longer subject to audit	Tax jurisdiction	Years no longer subject to audit
United Kingdom	2019 and prior	Turkey	2018 and prior
Mexico	2017 and prior	Luxembourg	2017 and prior
China	2018 and prior	Poland	2019 and prior
France	2020 and prior	Romania	2018 and prior

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of deferred tax assets and liabilities consist of the following:

	December 31,
(in millions)	2024	2023
Deferred tax assets:
Net operating loss and capital loss carryforwards	$357	$252
Interest limitation carryforwards	188	188
Accrued expenses	21	24
Pension	29	35
Employee compensation	15	12
Warranty	9	11
Other	45	46
Total deferred tax assets	$664	$568
Valuation allowances	(552)	(413)
Net deferred tax asset	$112	$155
Deferred tax liabilities:
Goodwill and intangible assets	$(34)	$(51)
Unremitted foreign earnings	(51)	(50)
Unrealized gain on equity securities	—	(4)
Fixed assets	(28)	(15)
Other	(10)	(29)
Total deferred tax liabilities	(123)	(149)
Net deferred taxes	$(11)	$6
As of December 31, 2024, certain non-U.S. operations had net operating loss carryforwards totaling $1.4 billion, available to offset future taxable income. These carryforwards are subject to expiration at various dates from 2026 through 2044. The Company has a valuation allowance against $1.4 billion of these non-U.S. net operating loss carryforwards.
The Company reviews the likelihood that the benefit of its deferred tax assets will be realized and, therefore, the need for valuation allowances on a quarterly basis. The Company assesses existing deferred tax assets, net operating loss carryforwards, and tax credit carryforwards by jurisdiction and expectations of its ability to utilize these tax attributes through a review of past, current, and estimated future taxable income and tax planning strategies. If, based upon the weight of available evidence, it is more-likely-than-not the deferred tax assets will not be realized, a valuation allowance is recorded. Due to recent restructurings, the Company concluded that the weight of the negative evidence outweighs the positive evidence in certain foreign jurisdictions. As a result, the Company believes it is more-likely-than-not that the net deferred tax assets in certain foreign jurisdictions that include entities in Luxembourg, Poland, and the United Kingdom will not be realized in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table represents a summary of the valuation allowances against deferred tax assets as of and for the three years December 31, 2024, 2023, and 2022:

(in millions)	2024	2023	2022
Beginning balance, January 1	$413	$478	$466
Establishment of new allowances[1]	22	3	—
Net change to existing allowances[2]	60	60	37
Opening balance sheet equity/other[3]	—	(110)	—
Foreign currency translation	(29)	(18)	(25)
Changes in accounting methods and filing positions[4]	86	—	—
Ending balance, December 31	$552	$413	$478
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
3 Reflects movements in previously established valuation allowances primarily recorded to equity as result of the Spin-off from the Former Parent in 2023.
4Reflects movements that have a disclosure-only impact as they are offset by corresponding movements in deferred tax assets.
As of December 31, 2024, the Company recorded deferred tax liabilities of $51 million with respect to foreign unremitted earnings. The Company did not provide deferred tax liabilities with respect to certain book versus tax basis differences not represented by undistributed earnings of approximately $392 million as of December 31, 2024, because the Company continues to assert indefinite reinvestment of these basis differences. These basis differences would become taxable upon the sale or liquidation of the foreign subsidiaries. Based on the Company's structure, it is impracticable to determine the unrecognized deferred tax liability on these earnings. Actual tax liability, if any, would be dependent on circumstances existing when a repatriation, sale, or liquidation occurs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 6    RECEIVABLES, NET
The table below provides details of receivables as of December 31, 2024 and 2023:

	December 31,
(in millions)	2024	2023
Receivables, net:
Customers	$574	$658
Indirect taxes	119	167
Due from Former Parent	80	159
Other	53	44
Gross receivables	826	1,028
Allowance for credit losses	(9)	(11)
Total receivables, net	$817	$1,017
The table below summarizes the activity in the allowance for credit losses for the years ended December 31, 2024, 2023 and 2022:

(in millions)	2024	2023	2022
Beginning balance, January 1	$(11)	$(7)	$(4)
Provision	(1)	(8)	(4)
Write-offs	3	4	—
Translation adjustment and other	—	—	1
Ending balance, December 31	$(9)	$(11)	$(7)
Factoring
The Company has arrangements with various financial institutions to sell eligible trade receivables from certain customers in North America and Europe. These arrangements can be terminated at any time subject to prior written notice. The receivables under these arrangements are sold without recourse to the Company and are, therefore, accounted for as true sales. During the years ended December 31, 2024, 2023 and 2022, the Company sold $122 million, $152 million and $142 million of receivables, respectively, under these arrangements. Additionally, during the same periods, expenses of $6 million, $9 million and $5 million, respectively, were recognized within interest expense.

NOTE 7    INVENTORIES
A summary of Inventories is presented below:

	December 31,
(in millions)	2024	2023
Raw material and supplies	$234	$286
Work-in-progress	40	46
Finished goods	170	155
Inventories	$444	$487

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 8    OTHER CURRENT AND NON-CURRENT ASSETS

	December 31,
(in millions)	2024	2023
Prepayments and other current assets:
Prepaid taxes	$32	$26
Prepaid engineering	19	3
Prepaid customer tooling	14	3
Prepaid software	10	5
Customer return assets	8	8
Prepaid insurance	4	3
Other	9	10
Total prepayments and other current assets	$96	$58

Investments and long-term receivables:
Long-term receivables	$52	$46
Investment in equity affiliates	51	48
Investment in equity securities	5	4
Due from Former Parent	3	17
Total investments and long-term receivables	$111	$115

Other non-current assets:
Operating leases (Note 19)	$54	$63
Deferred income taxes (Note 5)	43	61
Customer incentive payments	9	10
Other	22	28
Total other non-current assets	$128	$162

NOTE 9    PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is stated at cost less accumulated depreciation and amortization, and consisted of:

	December 31,
(in millions)	2024	2023
Land, land use rights and buildings	$236	$250
Machinery and equipment	1,035	1,031
Finance lease assets	2	—
Construction in progress	84	79
Total property, plant and equipment, gross	1,357	1,360
Less: accumulated depreciation	545	481
Property, plant and equipment, net, excluding tooling	812	879
Tooling, net of amortization	31	42
Property, plant and equipment, net	$843	$921

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 10    GOODWILL AND OTHER INTANGIBLES
The Company’s goodwill is tested for impairment annually in the fourth quarter for all reporting units, and more frequently if events or circumstances warrant such a review. The Company performed quantitative impairment testing during the fourth quarter of 2024. The estimated fair value was determined using a combined income and market approach. The market approach is based on market multiples (revenue and “EBITDA”, defined as earnings before interest, taxes, depreciation and amortization) and requires an estimate of appropriate multiples based on market data for comparable companies. The market valuation models and other financial ratios used by the Company require certain assumptions and estimates regarding the applicability of those models to the Company’s facts and circumstances.
The Company believes the assumptions and estimates used to determine the estimated fair value are reasonable. Different assumptions could materially affect the estimated fair value. The primary assumptions affecting the Company’s 2024 goodwill quantitative impairment review are as follows:
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
The results of the impairment testing performed indicated that the estimated fair value of the Fuel Systems and Aftermarket reporting units exceeded their carrying values by considerable amounts. It was determined that the estimated fair value of each reporting unit exceeded its respective carrying value and as such, the Company’s goodwill was not considered impaired as of the fourth quarter of 2024.
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
A summary of the changes in the carrying amount of goodwill is presented in the following tables. The Company has determined that each of the reportable segments is also a reporting unit. Refer to Note 22, “Reportable Segments and Related Information” for more information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2024		2023
(in millions)	Fuel Systems	Aftermarket	Fuel Systems	Aftermarket
Gross goodwill balance, January 1	$61	$551	$58	$545
Accumulated impairment losses, January 1	—	(113)	—	(113)
Net goodwill balance, January 1	$61	$438	$58	$432
Goodwill during the year:
Translation adjustment and other	(1)	(27)	3	6
Net goodwill balance, December 31	$60	$411	$61	$438
The Company’s other intangible assets, primarily from acquisitions, consist of the following:

		December 31, 2024			December 31, 2023
(in millions)	Estimated useful lives (years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Patented and unpatented technology	14 - 15	$144	$51	$93	$149	$41	$108
Customer relationships	14 - 15	259	118	141	268	104	164
Total amortized intangible assets		403	169	234	417	145	272
Unamortized trade names		140	—	140	145	—	145
Total other intangible assets		$543	$169	$374	$562	$145	$417
Amortization of other intangible assets was $28 million for each of the years ended December 31, 2024, 2023 and 2022. The Company utilizes the straight-line method of amortization recognized over the estimated useful lives of the assets. The estimated future annual amortization expense, primarily for acquired intangible assets, is $27 million for each of the years 2025 through 2029 and $99 million thereafter.
A roll forward of the gross carrying amounts and related accumulated amortization of the Company’s other intangible assets is presented below:

	Gross carrying amounts		Accumulated amortization
(in millions)	2024	2023	2024	2023
Beginning balance, January 1	$562	$547	$145	$115
Amortization	—	—	28	28
Translation adjustment	(19)	15	(4)	2
Ending balance, December 31	$543	$562	$169	$145

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 11    PRODUCT WARRANTY
The Company provides warranties on some, but not all, of its products. The warranty terms are typically from one to three years. Provisions for estimated expenses related to product warranty are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and industry developments and recoveries from third parties. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. Costs of product recalls, which may include the cost of the product being replaced as well as the customer’s cost of the recall, including labor to remove and replace the recalled part, are accrued as part of the Company’s warranty accrual at the time the Company believes it is probable that a loss will be incurred and the amount can be reasonably estimated. See Note 18, “Contingencies”, for further discussion on the Company’s quarterly process for accruals relating to commercial and legal matters. Management believes that the warranty accrual is appropriate; however, in certain cases, initial customer claims exceed the amount accrued. Facts may become known related to these claims that may result in additional losses that could be material to the Company’s results of operations or cash flows. The Company’s warranty provisions are primarily included in Cost of sales in the Consolidated Statements of Operations. The product warranty accrual is allocated to current and non-current liabilities in the Consolidated Balance Sheets.
The following table summarizes the activity in the product warranty accrual accounts:

(in millions)	2024	2023
Beginning balance, January 1	$56	$60
Provisions for current period sales	46	43
Adjustments of prior estimates	2	(2)
Payments	(42)	(45)
Other, primarily translation adjustment	(1)	—
Ending balance, December 31	$61	$56
The product warranty liability is classified in the Consolidated Balance Sheets as follows:

	December 31,
(in millions)	2024	2023
Other current liabilities	$36	$30
Other non-current liabilities	25	26
Total product warranty liability	$61	$56

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 12    NOTES PAYABLE AND DEBT
The Company had short-term and long-term debt outstanding as follows:

	December 31,
(in millions)	2024	2023
Short-term debt
Short-term borrowings	$—	$75

Long-term debt
5.000% Senior notes due 10/01/25 ($24 million par value)	$24	$25
6.750% Senior notes due 4/15/2029 ($525 million par value)	518	—
6.625% Senior notes due 10/15/2032 ($450 million par value)	444	—
Term Loan A Facility due 07/03/28 ($298 million par value)	—	295
Term Loan B Facility due 07/03/28 ($424 million par value)	—	403
Finance leases	2	—
Total long-term debt	$988	$723
Less: current portion	25	14
Long-term debt, net of current portion	$963	$709
The weighted average interest rate on short-term borrowings outstanding as of December 31, 2023 was 7.9%. The weighted average interest rate on all borrowings outstanding as of December 31, 2024 and 2023 was 6.7% and 8.8%, respectively.
Credit Agreement
On July 3, 2023, the Company entered into a $1.225 billion Credit Agreement (as amended, the Credit Agreement) consisting of a $500 million revolving credit facility (the Revolving Facility), a $300 million Term Loan A Facility (the Term Loan A Facility) and a $425 million Term Loan B Facility (the Term Loan B Facility; together with the Revolving Facility and the Term Loan A Facility, collectively, the Facilities) in connection with the Spin-Off that occurred on the same date, maturing on July 3, 2028. The Credit Agreement contains customary covenants relating to us and our subsidiaries concerning, among other things, investments, dispositions of assets, indebtedness, liens on assets, and dividends and other distributions. The Credit Agreement also contains financial covenants related to the total net leverage ratio as discussed below and the consolidated interest coverage ratio of the Company, determined as of the end of each fiscal quarter, to be at least 3.00 to 1.00. The Term Loan B Facility was fully repaid in connection with the issuance of the 6.75% Senior Secured Notes due 2029 on April 4, 2024, as discussed below. The Term Loan A Facility was fully repaid in connection with the issuance of the 6.625% Senior Notes due 2032 on September 17, 2024, as discussed below.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2023, the Company had $75 million in borrowings under these facilities, which are reported in Short-term borrowings and current portion of long-term debt on the Consolidated Balance Sheets. The Company utilized its committed revolving credit facility for short-term working capital requirements. As of December 31, 2024, the Company had no outstanding borrowings under the Revolving Facility, and availability of $499 million.
Senior Secured Notes due 2029
On April 4, 2024, the Company issued $525 million aggregate principal amount of 6.75% Senior Secured Notes due 2029 (the 2029 Notes) pursuant to an indenture among the Company, as issuer, certain subsidiaries of the Company named as guarantors, and U.S. Bank Trust Company, National Association, as trustee and collateral agent. The 2029 Notes were sold to investors at 100% plus accrued interest, if any, from April 4, 2024 in a private transaction exempt from the registration requirements of the Securities Act. The net proceeds of the offering of the 2029 Notes were used to repay all of the Company’s outstanding borrowings and accrued interest under the Term Loan B Facility and the Revolving Facility and to pay fees and expenses in connection with the offering. During the second quarter of 2024, the Company recorded a non-cash pre-tax loss on extinguishment of $20 million related to the difference between the repayment amount and net carrying amount of the Term Loan B Facility, which is included in the Interest expense line item on the Consolidated Statements of Operations.
The 2029 Notes bear interest at a rate of 6.75% per annum. Interest on the 2029 Notes is payable semiannually on April 15 and October 15 of each year, commencing on October 15, 2024. The 2029 Notes will mature on April 15, 2029.
The 2029 Notes are senior secured obligations of the Company and are jointly and severally, fully and unconditionally, guaranteed on a senior secured basis by certain of the Company’s existing and future direct and indirect domestic restricted subsidiaries that incur or guarantee indebtedness under the Facilities or other qualifying indebtedness that, in the aggregate, exceeds $25 million, including the 2032 Notes (as defined below). The 2029 Notes and the guarantees are secured by a first-priority security interest in substantially all of the Company’s and the guarantors’ assets, subject to certain excluded assets, exceptions and permitted liens, which security interest ranks equally with the first-priority security interest securing the Facilities.
Senior Unsecured Notes due 2032
On September 17, 2024, the Company issued $450 million aggregate principal amount of 6.625% Senior Notes due 2032 (the 2032 Notes) pursuant to an indenture among the Company, as issuer, certain subsidiaries of the Company named as guarantors, and U.S. Bank Trust Company, National Association, as trustee. The 2032 Notes were sold to investors at 100% plus accrued interest, if any, from September 17, 2024 in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act). The net proceeds of the offering of the 2032 Notes were used to repay all of the Company’s outstanding borrowings under the Term Loan A Facility, to pay fees and expenses in connection with the offering, and for general corporate purposes. During the third quarter of 2024, the Company recorded a non-cash pre-tax loss on extinguishment of $2 million related to the difference between the repayment amount and net carrying amount of the Term Loan A Facility, which is included in the Interest expense line item on the Consolidated Statements of Operations.
The 2032 Notes bear interest at a rate of 6.625% per annum. Interest on the 2032 Notes is payable semiannually on April 15 and October 15 of each year, commencing on April 15, 2025. The 2032 Notes will mature on October 15, 2032.
The 2032 Notes are senior unsecured obligations of the Company and are jointly and severally, fully and unconditionally, guaranteed on a senior unsecured basis by certain of the Company’s existing and future direct and indirect domestic restricted subsidiaries that incur or guarantee indebtedness under the Facilities or other qualifying indebtedness that, in the aggregate, exceeds $25 million, including the 2029 Notes.
Senior Notes due 2025
In 2020, the Former Parent completed its acquisition of Delphi Technologies PLC (Delphi Technologies). In connection therewith, the Former Parent completed its offer to exchange Delphi Technologies’ outstanding 5.0% Senior Notes due 2025 (the 2025 Notes). Approximately 97% of the $800 million total outstanding principal amount

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the 2025 Notes, were validly exchanged and cancelled for new Former Parent notes. In connection with the Spin-Off, the obligations under the remaining $24 million in aggregate principal amount of the 2025 Notes were assumed by the Company.
Annual principal payments required as of December 31, 2024 are as follows:

(in millions)
2025	$25
2026	1
2027	—
2028	—
2029	525
After 2029	450
Total payments	$1,001
Less: debt issuance costs, net of unamortized premiums	(13)
Total	$988
The Company’s long-term debt includes various covenants, none of which are expected to restrict future operations.The Company was in compliance with all covenants as of December 31, 2024.
As of December 31, 2024, the estimated fair values of the Company’s long-term debt totaled $1,007 million, which is $21 million higher than carrying value for the same period. As of December 31, 2023, the estimated fair value of the Company’s long-term debt totaled $758 million, which was $35 million higher than carrying value for the same period. Fair market values of the long-term debt are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying values of the Company’s other debt facilities approximate fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 13    OTHER CURRENT AND NON-CURRENT LIABILITIES
Additional detail related to liabilities is presented in the table below:

	December 31,
(in millions)	2024	2023
Other current liabilities:
Payroll and employee related	$106	$92
Customer related	98	109
Product warranties (Note 11)	36	30
Income taxes payable	35	39
Accrued freight	17	21
Interest	17	1
Operating leases (Note 19)	17	17
Refundable customer deposits	9	8
Supplier related	8	14
Uncertain tax positions	7	—
Deferred engineering	6	6
Legal and professional fees	6	6
Employee termination benefits	4	9
Accrued utilities	3	4
Other non-income taxes	3	8
Deferred income	3	6
Other	47	50
Total other current liabilities	$422	$420

Other non-current liabilities:
Deferred income taxes (Note 5)	$55	$56
Operating leases (Note 19)	39	49
Product warranties (Note 11)	25	26
Deferred income	11	7
Uncertain tax positions	8	15
Other	12	12
Total other non-current liabilities	$150	$165

NOTE 14    FINANCIAL INSTRUMENTS
The Company’s financial instruments may include long-term debt, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivative contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. An adjustment for non-performance risk is considered in the estimate of fair value in derivative assets based on the counterparty credit default swap (CDS) rate. When the Company is in a net derivative liability position, the non-performance risk adjustment is based on its CDS rate. At December 31, 2024 and 2023, the Company had no derivative contracts that contained credit-risk-related contingent features.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company is exposed to certain market risks relating to our ongoing business operations, including foreign currency exchange rate risk, commodity price risk and interest rate risk. The Company, at times, may use certain financial instruments, primarily derivative contracts, to protect against these risks. Currently, the only risk the Company is managing through the use of financial instruments is foreign currency exchange rate risk related to forecasted cash flows, including capital expenditures, purchases, operating expenses or sales transactions, denominated in currencies other than the functional currency of the operating unit, and the foreign currency risk exposure associated with our net investment in certain foreign operations.
As of December 31, 2024, the United States dollar equivalent notional values of outstanding currency derivative instruments used for foreign currency cash flow hedging was $85 million. These amounts were primarily related to Euro denominated forward contracts at British Pound functional currency locations. As of December 31, 2023, there were no outstanding currency derivative instruments. At December 31, 2024 and 2023, there were no significant derivative asset or liability balances recorded in the Consolidated Balance Sheets as being payable to or receivable from counterparties under ASC Topic 815, “Derivatives and Hedging”.
The table below shows deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less for designated net investment hedges.

(in millions)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract Type	December 31, 2024	December 31, 2023
Foreign currency	$(11)	$(6)	$—
Derivative instruments designated as hedging instruments as defined by ASC Topic 815 recognized in Other comprehensive income for the years ended December 31, 2024, 2023, and 2022 were a loss of $0 million, a loss of $3 million, and a gain of $5 million, respectively. No material gains or losses were recorded in Net earnings for the periods presented.
The gains or losses recorded in income related to components excluded from the assessment of effectiveness for derivative instruments designated as cash flow hedges were immaterial for the periods presented.
The gains and (losses) attributable to the financial instrument designated as a net investment hedge were recognized in other comprehensive income (loss) during the periods presented below.

(in millions)	Year Ended December 31,
Net investment hedges	2024	2023	2022
Foreign currency	$(5)	$(2)	$6
The Company utilizes foreign currency derivatives not designated as hedging instruments to mitigate the variability of the remeasurement of monetary assets and liabilities denominated in currencies other than the operating units' functional currency. These derivatives resulted in the following gains (losses) recorded in income:

(in millions)		Year Ended December 31,
Contract Type	Location	2024	2023	2022
Foreign Currency	Cost of sales	$—	$4	$(1)
Foreign Currency	Selling, general and administrative expenses	$(1)	$(1)	$—

NOTE 15        RETIREMENT BENEFIT PLANS
The Company sponsors various defined contribution savings plans, primarily in the U.S., that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. Under

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
specified conditions, the Company will make contributions to the plans and/or match a percentage of the employee contributions up to certain limits.
Prior to the Spin-Off, certain of the Company’s employees participated in defined benefit pension plans sponsored in part by BorgWarner. The Company recorded negligible expense for the years ended December 31, 2023 and 2022, to record its allocation of pension expense related to this plan. In connection with the completion of the Spin-Off, the Company was required to assume additional defined benefit plan liabilities, along with the associated deferred costs in Accumulated other comprehensive loss.
The Company has a number of defined benefit pension plans covering eligible salaried and hourly employees and their dependents. The defined pension benefits provided are primarily based on (1) years of service and (2) average compensation or a monthly retirement benefit amount. The Company provides defined benefit pension plans in France, Germany, India, Japan, Mexico, Turkey, South Korea and the United Kingdom. Some of the Company’s defined benefit plans are frozen, and no additional service cost is being accrued, most notably the U.K. Pension Plan. The measurement date for all plans is December 31.
The following table summarizes the expenses (income) for the Company’s defined contribution and defined benefit pension plans:

	Year Ended December 31,
(in millions)	2024	2023	2022
Defined contribution expense	$16	$14	$23
Defined benefit pension expense (income)	4	5	(30)
Total	$20	$19	$(7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following provides a roll forward of the plans’ benefit obligations, plan assets, funded status and recognition in the Consolidated Balance Sheets:

	Pension Benefits
(in millions)	2024	2023
Change in projected benefit obligation:
Projected benefit obligation, January 1	$950	$867
Service cost	4	3
Interest cost	45	45
Settlement and curtailment	—	(2)
Actuarial (gain) loss	(103)	9
Currency translation	(23)	42
Other	—	1
Spin-Off	—	33
Benefits paid	(53)	(48)
Projected benefit obligation, December 31[1]	$820	$950
Change in plan assets:
Fair value of plan assets, January 1	$817	$788
Actual return on plan assets	(48)	19
Employer contribution	5	5
Settlements	—	(2)
Currency translation	(14)	41
Spin-Off	—	14
Benefits paid	(53)	(48)
Fair value of plan assets, December 31	$707	$817
Funded status	$(113)	$(133)
Amounts in the Consolidated Balance Sheets consist of:
Current liabilities	$(2)	$(2)
Non-current liabilities	(111)	(131)
Net amount	$(113)	$(133)
Amounts in accumulated other comprehensive loss consist of:
Net actuarial loss	$29	$40
Net prior service credit	(10)	(10)
Net amount	$19	$30

Total accumulated benefit obligation for all plans	$803	$932
_____________________________
1 The decrease in the projected benefit obligation was primarily due to actuarial gains during the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The funded status of pension plans with accumulated benefit obligations in excess of plan assets is as follows:

	December 31,
(in millions)	2024	2023
Accumulated benefit obligation	$(800)	$(929)
Plan assets	703	813
Deficiency	$(97)	$(116)
Pension deficiency by country:
United Kingdom	(53)	(71)
France	(15)	(17)
Mexico	(17)	(17)
Other	(12)	(11)
Total pension deficiency	$(97)	$(116)
The funded status of pension plans with projected benefit obligations in excess of plan assets is as follows:

	December 31,
(in millions)	2024	2023
Projected benefit obligation	$(820)	$(947)
Plan assets	707	813
Deficiency	$(113)	$(134)
Pension deficiency by country:
United Kingdom	(53)	(71)
France	(19)	(21)
Mexico	(26)	(25)
Other	(15)	(17)
Total pension deficiency	$(113)	$(134)
The weighted average asset allocations of the Company’s funded pension plans and target allocations by asset category are as follows:

	December 31,		Target Allocation
	2024	2023
Fixed income securities	43%	42%	30% - 50%
Real estate, cash and other	35%	42%	20% - 60%
Equity securities	22%	16%	10% - 30%
	100%	100%
The Company’s investment strategy is to maintain actual asset weightings within a preset range of target allocations. The Company believes these ranges represent an appropriate risk profile for the planned benefit payments of the plans based on the timing of the estimated benefit payments. In each asset category, separate portfolios are maintained for additional diversification. Investment managers are retained in each asset category to manage each portfolio against its benchmark. Each investment manager has appropriate investment guidelines. In addition, the entire portfolio is evaluated against a relevant peer group. The defined benefit pension plans did not hold any Company securities as investments as of December 31, 2024 and 2023. A portion of pension assets is invested in common and commingled trusts.
The Company expects to contribute a total of $5 million to $9 million into its defined benefit pension plans during 2025. Of the $5 million to $9 million in projected 2025 contributions, $2 million are contractually obligated, while any remaining payments would be discretionary.

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
The following tables classify the Company’s defined benefit plan assets measured at fair value on a recurring basis:

		Basis of fair value measurements
(in millions)	Balance at December 31, 2024	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique	Assets measured at NAV[1]
Fixed income securities	$306	$6	$215	$—	A	$85
Equity securities	155	127	—	15	A, C	13
Cash	22	22	—	—	A	—
Real estate and other	224	20	—	65	A, C	139
	$707	$175	$215	$80		$237

		Basis of fair value measurements
(in millions)	Balance at December 31, 2023	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique	Assets measured at NAV[1]
Fixed income securities	$414	$103	$—	$—	A	$311
Equity securities	147	128	—	11	A, C	8
Cash	54	54	—	—	A	—
Real estate and other	202	5	—	64	A, C	133
	$817	$290	$—	$75		$452
_____________________________
1 Certain assets that are measured at fair value using the Net Asset Value (NAV) per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. These amounts represent investments in commingled and managed funds that have underlying assets in fixed income securities, equity securities, and other assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of Level 3 defined benefit plans assets was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in millions)	Real estate and other	Equity
Balance, January 1, 2023	$46	$—
Purchases, sales and settlements	19	10
Unrealized gains on assets still held at the reporting date	(4)	—
Translation adjustment	3	1
Balance, December 31, 2023	$64	$11
Purchases, sales and settlements	3	5
Unrealized losses on assets still held at the reporting date	(1)	(1)
Translation adjustment	(1)	—
Balance, December 31, 2024	$65	$15
The fair value of real estate properties is estimated using an appraisal provided by the administrator of the property or infrastructure investment. The fair value of equity securities is estimated using the mark-to-model method. Management believes these are appropriate methodologies to obtain the fair value of these assets.
See the table below for a breakout of net periodic benefit (income) cost:

	Year Ended December 31,
(in millions)	2024	2023	2022
Service cost	$4	$3	$2
Interest cost	45	45	25
Expected return on plan assets	(42)	(43)	(57)
Amortization of unrecognized gain	(3)	(2)	—
Settlements, curtailments and other	—	2	—
Net periodic cost (income)	$4	$5	$(30)
The components of net periodic benefit cost other than the service cost component are included in Other postretirement expense (income) in the Consolidated Statements of Operations.
The Company’s weighted average assumptions used to determine the benefit obligations for its defined benefit pension plans were as follows:

	December 31,
(percent)	2024	2023
Discount rate[1]	5.86%	4.98%
Rate of compensation increase	5.00%	5.49%
________________
1 Includes 5.61% and 4.62% for the U.K. pension plans for December 31, 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s weighted average assumptions used to determine the net periodic benefit cost(income) for its defined benefit pension plans were as follows:

	Year Ended December 31,
(percent)	2024	2023	2022
Discount rate[1]	4.98%	5.19%	2.07%
Effective interest rate on benefit obligation	4.98%	5.24%	1.94%
Expected long-term rate of return on assets[2]	5.29%	5.53%	4.22%
Average rate of increase in compensation	5.49%	5.03%	5.05%
________________
1 Includes 4.62%, 4.93% and 1.81% for the U.K. pension plans for December 31, 2024, 2023 and 2022, respectively.
2 Includes 5.25%, 5.50% and 4.18% for the U.K. pension plans for December 31, 2024, 2023 and 2022, respectively.
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
The estimated future benefit payments for the pension benefits are as follows:

(in millions)
Year	Pension Benefits
2025	$50
2026	50
2027	53
2028	55
2029	58
2030-2034	307

NOTE 16    STOCK-BASED COMPENSATION
The Company has granted restricted common stock and restricted stock units (collectively, “restricted stock”) and performance stock units as long-term incentive awards to employees and non-employee directors under the PHINIA Inc. 2023 Stock Incentive Plan (2023 Plan). The Company’s Board of Directors adopted the 2023 Plan in July 2023. The 2023 Plan authorizes the issuance of a total of 4.7 million shares. Approximately 3.6 million shares were available for future issuance as of December 31, 2024.
The Former Parent granted restricted stock and performance stock units as long-term incentive awards to employees and non-employee directors under the BorgWarner Inc. 2018 Stock Incentive Plan (2018 Plan). The Former Parent’s Board of Directors adopted the 2018 Plan in February 2018, and the Former Parent stockholders

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approved the 2018 Plan at the annual meeting of stockholders on April 25, 2018. As discussed further below, outstanding awards under the 2018 Plan were replaced with PHINIA equity awards.
Stock-based compensation expense within the consolidated financial statements for periods prior to the Spin-Off was allocated to PHINIA based on the awards and terms previously granted to PHINIA employees while part of BorgWarner and includes the cost of PHINIA employees who participated in the 2018 Plan, as well as an allocated portion of the cost of the Former Parent corporate employee awards.
In connection with the Spin-Off, outstanding equity awards to employees under the 2018 Plan were replaced with PHINIA equity awards using a formula designed to maintain the economic value of the awards immediately before and after the Spin-Off. Accordingly, the number of restricted stock underlying each unvested award outstanding as of the date of the Spin-Off was multiplied by a factor of 1.74, which resulted in no increase in the intrinsic value of awards outstanding. The replaced restricted stock awards continue to vest in accordance with their original vesting period. These replacement awards did not result in additional compensation expense to the Company.
Restricted Stock: The value of restricted stock is determined by the market value of the Company’s common stock at the date of grant. In 2024, PHINIA granted restricted stock in the amount of approximately 360 thousand shares and 20 thousand shares to employees and non-employee directors, respectively. The value of the awards is recognized as compensation expense ratably over the restriction periods, generally two or three years for employees and one year for non-employee directors. As of December 31, 2024, there was $16 million of unrecognized compensation expense related to restricted stock that will be recognized over a weighted average period of approximately 1.7 years.
Restricted stock compensation expense recorded in the Consolidated Statements of Operations is as follows:

	Year Ended December 31,
(in millions, except per share data)	2024	2023	2022
Restricted stock compensation expense	$12	$10	$9
Restricted stock compensation expense, net of tax	$11	$8	$7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of the status of the Company’s nonvested restricted stock for employees and non-employee directors is as follows:

	Shares subject to restriction (thousands)	Weighted average grant date fair value
Nonvested at January 1, 2022	290	$41.53
Granted	143	$44.42
Vested	(63)	$38.75
Forfeited	(40)	$44.89
Nonvested at December 31, 2022	330	$42.91
Granted	505	$33.99
Vested	(222)	$34.03
Forfeited	(49)	$45.61
Converted[1]	513
Nonvested at December 31, 2023[1]	1,077	$20.01
Granted	402	$33.22
Vested	(389)	$41.38
Forfeited	(32)	$39.97
Nonvested at December 31, 2024	1,058	$16.56
________________
1 Reflects the replacement of outstanding equity awards to executives under the Former Parent Plan with PHINIA equity awards in conjunction with the Spin-Off. Outstanding equity awards to executives were multiplied by the conversion rate of 1.74.

Performance stock units: The Company grants performance stock units to members of senior management that vest at the end of three-year periods based on the following metric:
•Total Stockholder Return: This performance metric is based on the Company’s market performance in terms of total stockholder return relative to a peer group of automotive and industrial companies. Based on the Company’s relative ranking within the performance peer group, it is possible for none of the awards to vest or for a range of up to 200% of the target shares to vest.
The Company recognizes compensation expense relating to these performance stock units ratably over the performance period regardless of whether the market conditions are expected to be achieved. Compensation expense associated with these performance stock units are calculated using a lattice model (Monte Carlo simulation).
As of December 31, 2024, there was $6 million of unrecognized compensation expense related to total stockholder return units that will be recognized over a weighted average period of approximately 2 years.
The amounts expensed and common stock issued for performance stock units for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024		2023		2022
	Expense (in millions)	Number of shares issued (in thousands)	Expense (in millions)	Number of shares issued (in thousands)	Expense (in millions)	Number of shares issued (in thousands)
Total Stockholder Return	$3	—	$—	8	$1	—
Other performance-based[1]	—	—	1	23	1	21
Total	$3	—	$1	31	$2	21
__________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1 Other performance-based awards were performance stock units granted by the Former Parent that were scheduled to vest at the end of three-year periods. At Spin-Off, these performance stock units were replaced with PHINIA restricted stock unit awards, based on their target performance, as agreed upon by the BorgWarner Compensation Committee considering performance through the date of the Spin-Off, and then multiplied by the conversion rate of 1.74, as discussed above.
A summary of the status of the Company’s nonvested performance stock units for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Total Stockholder Return		Other Performance-Based
	Number of shares (in thousands)	Weighted average grant date fair value	Number of shares (in thousands)	Weighted average grant date fair value
Nonvested at January 1, 2022	31	$51.65	81	$41.43
Granted	7	$66.89	21	$44.62
Vested	—	$—	(21)	$41.92
Forfeited	(15)	$54.59	(13)	$45.30
Nonvested at December 31, 2022	23	$54.42	68	$41.53
Granted	7	$79.71	22	$48.19
Vested	(10)	$28.55	(20)	$34.69
Converted[1]	(20)		(70)
Nonvested at December 31, 2023[1]	—	$—	—	$—
Granted	195	$44.56	—	$—
Forfeited	(4)	$44.56	—	$—
Nonvested at December 31, 2024	191	$44.56	—	$—
________________
1 Reflects the conversion of outstanding equity awards to executives under the Former Parent Plan into PHINIA equity awards in conjunction with the Spin-Off.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 17    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the activity within accumulated other comprehensive loss:

(in millions)	Foreign currency translation adjustments	Defined benefit pension plans	Hedge instruments	Total
Beginning Balance, January 1, 2022	$5	$59	$(2)	$62
Comprehensive (loss) income before reclassifications	(90)	(85)	5	(170)
Income taxes associated with comprehensive income before reclassifications	—	20	—	20
Ending Balance December 31, 2022	$(85)	$(6)	$3	$(88)
Comprehensive loss before reclassifications	(13)	(40)	—	(53)
Income taxes associated with comprehensive income before reclassifications	—	11	—	11
Reclassification from accumulated other comprehensive (loss) income	—	2	(3)	(1)
Ending Balance December 31, 2023	$(98)	$(33)	$—	$(131)
Comprehensive (loss) income before reclassifications	(95)	7	—	(88)
Income taxes associated with comprehensive loss before reclassifications	—	(2)	—	(2)
Reclassification from accumulated other comprehensive income	—	4	—	4
Ending Balance December 31, 2024	$(193)	$(24)	$—	$(217)

NOTE 18    CONTINGENCIES
In the normal course of business, the Company is party to various commercial and legal claims, actions and complaints, including matters involving warranty claims, intellectual property claims, governmental investigations and related proceedings, including relating to alleged or actual violations of vehicle emissions standards, general liability and various other risks.
It is not possible to predict with certainty whether or not the Company will ultimately be successful in any of these commercial and legal matters or, if not, what the impact might be. The Company records accruals for outstanding legal matters when it believes it is probable that a loss will be incurred and the amount can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in commercial and legal matters that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. If a loss contingency is not both probable and reasonably estimable, the Company does not establish an accrued liability. Except as set forth below, the Company’s management does not expect that an adverse outcome in any of these commercial and legal claims, actions and complaints that are currently pending will have a material adverse effect on the Company’s results of operations, financial position or cash flows. An adverse outcome could, nonetheless, be material to the results of operations, financial position or cash flows.
BorgWarner Dispute
In September 2024, the Former Parent filed a claim against the Company in Delaware Superior Court seeking, inter alia, a judicial declaration that the Company is obligated under the Tax Matters Agreement to remit to the Former Parent monies refunded, or to be refunded, to the Company from tax authorities that relate to certain indirect tax payments made prior to the Spin-Off. In November 2024, the Company filed, in Delaware Superior Court, a response to the Former Parent’s claim and asserted a number of counterclaims and, in December 2024, the Former Parent filed a motion to dismiss the Company’s counterclaims. The Former Parent’s motion is pending. The Company believes it has meritorious arguments in response to the Former Parent’s claim and with respect to its own claims, however, the Company is unable to determine the ultimate outcome of this matter or determine an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
estimate of potential losses. It is reasonably possible, but not probable, that the resolution of this matter could have a material adverse effect on the Company’s financial position, results of operations and/or cash flows.
NOTE 19    LEASES AND COMMITMENTS
The Company’s lease agreements primarily consist of real estate property, such as manufacturing facilities, warehouses and office buildings, in addition to personal property, such as vehicles, manufacturing and information technology equipment. The Company determines whether a contract is or contains a lease at contract inception. The majority of the Company's lease arrangements are comprised of fixed payments, and a limited number of these arrangements include a variable payment component based on certain index fluctuations. As of December 31, 2024, a significant portion of the Company’s leases were classified as operating leases.
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
The following table presents the lease assets and lease liabilities as of December 31, 2024 and 2023:

		December 31,
(in millions)		2024	2023
Assets	Balance Sheet Location
Operating leases	Other non-current assets	$54	$63
Finance leases	Property, plant and equipment, net	2	—
Total lease assets		$56	$63

Liabilities
Current
Operating leases	Other current liabilities	$17	$17
Finance leases	Short-term borrowings and current portion of long-term debt	1	—
Non-current
Operating leases	Other non-current liabilities	39	49
Finance leases	Long-term debt	1	—
Total lease liabilities		$58	$66
The following table presents lease obligations arising from obtaining leased assets for the years ended December 31, 2024, 2023, and 2022:

	December 31,
(in millions)	2024	2023	2022
Operating leases	$2	$12	$13
Finance leases	2	—	2
Total lease obligations	$4	$12	$15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents the maturity of lease liabilities as of December 31, 2024:

(in millions)	Operating leases	Finance leases
2025	$18	$1
2026	17	1
2027	15	—
2028	5	—
2029	2	—
After 2029	3	—
Total (undiscounted) lease payments	$60	$2
Less: Imputed interest	4	—
Present value of lease liabilities	$56	$2
In the years ended December 31, 2024, 2023 and 2022, the Company recorded operating lease expense of $20 million, $15 million and $18 million, respectively.
In the years ended December 31, 2024, 2023 and 2022, the operating cash flows for operating leases were $20 million, $20 million and $21 million, respectively.
In the years ended December 31, 2024, 2023 and 2022, the Company recorded short-term lease costs of $5 million, $1 million and $4 million, respectively.
Finance lease costs were immaterial for the periods presented.
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

	December 31,
	2024	2023
Weighted average remaining lease term (years)
Operating leases	4	4
Finance leases	5	4
Weighted average discount rate
Operating leases	3.6%	3.0%
Finance leases	5.7%	3.6%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Year Ended December 31,
(in millions except share and per share amounts)	2024	2023	2022
Basic earnings per share:
Net earnings attributable to PHINIA Inc.	$79	$102	$262
Weighted average shares of common stock outstanding	44.0	46.9	47.0
Basic earnings per share of common stock	$1.80	$2.17	$5.57

Diluted earnings per share:
Net earnings attributable to PHINIA Inc.	$79	$102	$262
Weighted average shares of common stock outstanding	44.0	46.9	47.0
Effect of stock-based compensation	0.8	0.1	—
Weighted average shares of common stock outstanding including dilutive shares	44.8	47.0	47.0
Diluted earnings per share of common stock	$1.76	$2.17	$5.57

NOTE 21     RELATED PARTY
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
Net corporate allocation expenses, primarily related to separation and transaction costs, in the years ended December 31, 2023 and 2022 totaled $89 million and $118 million, respectively. These expenses were primarily included in Selling, general and administrative expenses and Other operating expense (income), net in the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Year Ended December 31,
(in millions)	2023	2022
General financing activities	$(63)	$(175)
Cash pooling and other equity settled balances with Former Parent	(64)	(110)
Related-party notes converted to equity	260	—
Corporate allocations	89	118
Research and development income from Former Parent	(2)	(11)
Total net transfers from Former Parent	$220	$(178)
Exclude non-cash items:
Stock-based compensation	$(4)	$(11)
Other non-cash activities with Former Parent, net	(16)	(33)
Related-party notes converted to equity	(260)	—
Cash pooling and intercompany financing activities with Former Parent, net	55	18
Total net transfers to Former Parent per Consolidated Statements of Cash Flow	$(5)	$(204)
NOTE 22    REPORTABLE SEGMENTS AND RELATED INFORMATION
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
The Company’s chief operating decision maker (“CODM”) is the chief executive officer.
The CODM uses Segment AOI for the financial planning and review process. The CODM considers actual-to-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
forecast and actual-to-actual variances on a quarterly basis for Segment AOI when making decisions about the allocation of operating and capital resources to each segment. The CODM also uses Segment AOI for evaluating pricing strategy and to assess the performance of each segment by comparing the results of each segment with one another and in determining the compensation of certain employees.
The following tables show segment revenues and significant expenses, Segment AOI, and segment information for the Company’s reportable segments:

2024 Segment Revenues and Significant Expenses
	Fuel Systems	Aftermarket	Inter-segment Eliminations	Consolidated
(in millions)
Net Sales from external customers	$2,020	$1,383	$—	$3,403
Inter-segment eliminations	$244	$10	$(254)	$—
Net Sales	$2,264	$1,393	$(254)	$3,403
Less:
Cost of sales	1,885	1,015
Selling, general and administrative expenses (excluding Net R&D costs shown separately below)[1]	65	142
Net R&D costs	102	10
Other segment items[2]	(6)	6
Segment AOI	$218	$220

2023 Segment Revenues and Significant Expenses
	Fuel Systems	Aftermarket	Inter-segment Eliminations	Consolidated
(in millions)
Net Sales from external customers	$2,177	$1,323	$—	$3,500
Inter-segment eliminations	$230	$6	$(236)	$—
Net Sales	$2,407	$1,329	$(236)	$3,500
Less:
Cost of sales	2,030	977
Selling, general and administrative expenses (excluding Net R&D costs shown separately below)[1]	78	118
Net R&D costs	98	10
Other segment items[2]	(14)	28
Segment AOI	$215	$196

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2022 Segment Revenues and Significant Expenses
	Fuel Systems	Aftermarket	Inter-segment Eliminations	Consolidated
(in millions)
Net Sales from external customers	$2,072	$1,276	$—	$3,348
Inter-segment eliminations	$221	$8	$(229)	$—
Net Sales	$2,293	$1,284	$(229)	$3,348
Less:
Cost of sales	1,881	972
Selling, general and administrative expenses (excluding Net R&D costs shown separately below)[1]	85	116
Net R&D costs	92	12
Other segment items[2]	(17)	(7)
Segment AOI	$252	$191
____________

[1] Excludes intangible amortization. [2] Other segment items include inter-segment fees and other income.
Segment AOI

	Year Ended December 31,
(in millions)	2024	2023	2022
Fuel Systems	$218	$215	$252
Aftermarket	220	196	191
Segment AOI	438	411	443
Corporate, including stock-based compensation	92	47	48
Intangible asset amortization expense	28	28	28
Separation and transaction costs	31	80	31
(Gains) losses for other one-time events	(7)	3	2
Restructuring expense	14	12	11
Asset impairments	21	—	5
Equity in affiliates’ earnings, net of tax	(11)	(10)	(11)
Interest expense	99	56	20
Interest income	(16)	(13)	(6)
Other postretirement expense (income)	—	2	(32)
Earnings before income taxes	$187	$206	$347

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Geographic Information
During the years ended December 31, 2024, 2023 and 2022, approximately 63%, 63% and 65% of the Company’s consolidated net sales were outside the U.S., respectively, attributing sales to the location of billing rather than the location of the customer. Outside the United States, no countries other than those presented below exceeded 5% of consolidated net sales during the years ended December 31, 2024, 2023, and 2022.

	Net sales			Property, plant and equipment, net
(in millions)	2024	2023	2022	2024	2023	2022
United States	$1,267	$1,303	$1,187	$147	$138	$154
Europe:
United Kingdom	701	712	650	170	175	169
Romania	246	238	219	143	139	136
Poland	171	180	156	7	55	51
Other Europe	276	295	280	103	104	103
Total Europe	1,394	1,425	1,305	423	473	459
China	467	503	606	176	203	224
Brazil	178	175	167	29	35	28
Other foreign	97	94	83	68	72	59
Total	$3,403	$3,500	$3,348	$843	$921	$924

2024 Segment information
	Year-end assets	Depreciation/ amortization	Long-lived asset expenditures[1]
(in millions)
Fuel Systems	$1,902	$133	$83
Aftermarket	1,332	25	19
Total	3,234	158	102
Corporate[2]	534	2	3
Consolidated	$3,768	$160	$105

2023 Segment information
	Year-end assets	Depreciation/ amortization	Long-lived asset expenditures[1]
(in millions)
Fuel Systems	$2,207	$141	$136
Aftermarket	1,364	28	13
Total	3,571	169	149
Corporate[2]	470	1	1
Consolidated	$4,041	$170	$150

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2022 Segment information
	Year-end assets	Depreciation/ amortization	Long-lived asset expenditures[1]
(in millions)
Fuel Systems	$2,314	$142	$91
Aftermarket	1,348	27	16
Total	3,662	169	107
Corporate[2]	412	1	—
Consolidated	$4,074	$170	$107
_______________

[1] Long-lived asset expenditures include capital expenditures and tooling outlays.
[2] Corporate assets include cash and cash equivalents, investments and long-term receivables, and deferred income taxes.
Sales to Major Customers
Consolidated net sales to General Motors Company (including its subsidiaries) were approximately 17%, 16%, and 12% for the years ended December 31, 2024, 2023, and 2022, respectively. Such sales consisted of a variety of products to a variety of customer locations and regions. No other single customer accounted for more than 10% of consolidated net sales in any of the years presented.
Sales by Product Line
The following table show sales by product line as a percent of total sales for the years ended December 31, 2024, 2023 and 2022. No other product line accounted for more than 10% of consolidated net sales in any of the years presented.

	Year Ended December 31,
	2024	2023	2022
Independent aftermarket and original equipment service solutions	34%	31%	32%
Light passenger vehicle applications	27%	26%	23%
Commercial vehicle and industrial applications	20%	20%	22%
Light commercial vehicle applications	18%	22%	22%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 23    OPERATING CASH FLOWS AND OTHER SUPPLEMENTAL FINANCIAL INFORMATION

	Year Ended December 31,
(in millions)	2024	2023	2022
OPERATING
Net earnings	$79	$102	$262
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and tooling amortization	132	143	142
Intangible asset amortization	28	28	28
Restructuring expense, net of cash paid	8	—	5
Loss on extinguishment of debt	22	—	—
Stock-based compensation expense	14	10	11
Asset impairments	21	—	5
Deferred income tax provision	11	32	25
Other non-cash adjustments	(8)	(7)	3
Changes in assets and liabilities, excluding foreign currency translation adjustments:
Receivables	149	79	(103)
Inventories	23	(4)	(60)
Prepayments and other current assets	(33)	(5)	12
Accounts payable and other current liabilities	(114)	(95)	16
Prepaid taxes and income taxes payable	(9)	—	31
Other assets and liabilities	(10)	(26)	(69)
Retirement plan contributions	(5)	(7)	(5)
Net cash provided by operating activities	$308	$250	$303

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
Interest, net	$34	$26	$13
Income taxes, net of refunds	$94	$88	$51
Non-cash investing transactions:
Period end accounts payable related to property, plant and equipment purchases	$51	$48	$67

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
The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. The Company’s disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of December 31, 2024, the end of the period covered by this Form 10-K report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013). Based on the assessment, management concluded that as of December 31, 2024, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter ended December 31, 2024 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.    Other Information
Trading Arrangements
During the year ended December 31, 2024, none of the individuals serving as the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, at that time adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Change of Control Arrangements
As of February 10, 2025, the Company entered into Amended and Restated Change of Control Employment Agreements (Amended Agreements) with each of its executive officers, including the Chief Executive Officer (CEO). Among other updates, the Amended Agreements (i) increase the CEO’s multiplier for cash severance benefits in the case of termination by the Company (other than for cause, death, or disability) or the CEO’s termination for good reason from two times the sum of annual base salary and target bonus to three times the sum of annual base salary and target bonus and (ii) for all executive officers, provide that in the case that the successor or purchaser in a change of control does not assume or issue replacement awards, the performance goals with respect to outstanding performance awards will be deemed to have been fully earned and achieved at projected actual performance levels (as determined by the Compensation Committee, in its sole discretion), the performance period will be deemed to have ended on the date of the change of control, and all other conditions will be deemed to have been satisfied.

The foregoing summary of the Amended Agreements does not purport to be complete and is qualified in its entirety by reference to the CEO Form of Amended and Restated Change of Control Employment Agreement and Non-CEO Form of Amended and Restated Change of Control Employment Agreement, which are attached to this Annual Report on Form 10-K as Exhibit 10.31 and Exhibit 10.32, respectively.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Information regarding our directors, director nominees, changes to the procedures by which security holders may recommend nominees to our Board of Directors, and the Audit Committee and its financial experts will appear in the Company’s proxy statement for its 2025 Annual Meeting of Stockholders (Proxy Statement) under the headings “Proposal 1: Election of Directors,” “Our Director Nominees,” “Board Committees,” “Compensation Committee Report” and “Code of Ethical Conduct,” and is incorporated herein by reference.
Information regarding our executive officers is set forth under the heading “Information About Our Executive Officers” in Part I of this Form 10-K, which is incorporated herein by reference.
Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, if applicable, will appear in the Company’s Proxy Statement under the heading “Delinquent Section 16(a) Reports,” and such disclosure, if any, is incorporated herein by reference.
The Company maintains a Code of Ethical Conduct that is applicable to all directors, officers, and employees of the Company, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code of Ethical Conduct is posted on the Company’s website at www.phinia.com. The Company intends to disclose any amendments to, or waivers from, a provision of the Code of Ethical Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions on its website at www.phinia.com.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management, related stockholders matters, and the Company’s equity compensation plans will appear in the Company’s Proxy Statement under the headings “Beneficial Ownership of Company Stock” and “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related party transactions and director independence that will appear in the Company’s Proxy Statement under the headings “Related Party Transactions Policy” and “Director Independence” and is incorporated herein by reference.

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

Item 16.    Form 10-K Summary
Not applicable.

Exhibit Index

2.1	Separation and Distribution Agreement, dated as of July 2, 2023, by and between BorgWarner and the Company (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on July 7, 2023)
3.1	Amended and Restated Certificate of Incorporation of PHINIA Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on June 30, 2023)
3.2	Amended and Restated By-Laws of PHINIA Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on June 30, 2023)
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K for the fiscal year ended December 31, 2023)
4.2
Indenture, dated as of April 4, 2024, by and among the Company, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on April 4, 2024)

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
10.4
Intellectual Property Cross-License Agreement, dated as of June 30, 2023, by and among BorgWarner, Delphi Technologies IP Limited, PHINIA Technologies, Inc. and BorgWarner Luxembourg Operations S.A.R.L (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on July 7, 2023)

10.5
Electronics Collaboration Agreement, dated as of July 2, 2023, by and between BorgWarner PDS (USA) Inc. and PHINIA Technologies Inc (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed on July 7, 2023)

10.6
Contract Manufacturing Agreement, dated as of July 2, 2023, by and between BorgWarner (Shanghai) Automobile Fuel Systems Co., Ltd. and BorgWarner Automotive Components (Ningbo), Co., Ltd (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed on July 7, 2023)

10.7
Contract Manufacturing Agreement, dated as of July 2, 2023, by and between BorgWarner (Shanghai) Automobile Fuel Systems Co., Ltd. and BorgWarner Automotive Components (Ningbo), Co. Ltd. (incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K filed on July 7, 2023)

10.8
Contract Manufacturing Agreement, dated as of July 2, 2023, by and between BorgWarner eMobility Poland sp. z o.o and BorgWarner Mobility Poland sp. z o.o. (incorporated by reference to Exhibit 10.10 of the Company’s Form 8-K filed on July 7, 2023)

10.9
ECU Supply Agreement, dated as of July 2, 2023, by and between BorgWarner Singapore Holdings Pte. Ltd. and BorgWarner France SAS (incorporated by reference to Exhibit 10.11 of the Company’s Form 8-K filed on July 7, 2023)

10.10
ECU Supply Agreement, dated as of July 2, 2023, by and between BorgWarner Singapore Holdings Pte. Ltd. and BorgWarner India Private Limited (incorporated by reference to Exhibit 10.12 of the Company’s Form 8-K filed on July 7, 2023)

10.11
ECU Supply Agreement, dated as of July 2, 2023, by and between BorgWarner Singapore Holdings Pte. Ltd. and BorgWarner Fuel Systems (Yantai) Co., Ltd. (incorporated by reference to Exhibit 10.13 of the Company’s Form 8-K filed on July 7, 2023)

10.12
ECU Supply Agreement, dated as of July 2, 2023, by and between BorgWarner PowerDrive Systems (Suzhou) Co., Ltd. and BorgWarner (Shanghai) Automobile Fuel Systems Co., Ltd. (incorporated by reference to Exhibit 10.14 of the Company’s Form 8-K filed on July 7, 2023)

10.13
ECU Supply Agreement, dated as of July 2, 2023, by and between BorgWarner PowerDrive Systems (Suzhou) Co., Ltd. and BorgWarner Fuel Systems (Yantai) Co., Ltd. (incorporated by reference to Exhibit 10.15 of the Company’s Form 8-K filed on July 7, 2023)

10.14
ECU Supply Agreement, dated as of July 2, 2023, by and between BorgWarner PowerDrive Systems (Suzhou) Co., Ltd. and BorgWarner Industria E Comercio Brasil Ltda (incorporated by reference to Exhibit 10.16 of the Company’s Form 8-K filed on July 7, 2023)

10.15
Credit Agreement, dated as of July 3, 2023, by and among the Company, as borrower, the other loan parties from time to time party thereto, the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, a swingline lender and an L/C issuer, and the other swingline lenders and L/C issuers from time to time party thereto (incorporated by reference to Exhibit 10.17 of the Company’s Form 8-K filed on July 7, 2023)

10.16
Amendment No. 1 to Credit Agreement, dated as of April 4, 2024, by and among the Company, the guarantors listed on the signature pages thereof, the lenders party thereto and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 4, 2024)

10.17
Amendment No. 2 to Credit Agreement, dated as of September 17, 2024, by and among the Company, the guarantors listed on the signature pages thereof, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 18, 2024)

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
10.25
Form of Stock Unit Award Agreement for Non-U.S. Employees under the PHINIA Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 of the Company's Form 10-Q filed on November 6, 2023)+

10.26
Form of Performance Stock Unit Award Agreement for U.S. Employees under the PHINIA Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 21, 2024)+

10.27	Form of Restricted Stock Agreement for Employees under the PHINIA Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 21, 2024)+
10.28
Form of Performance Stock Unit Award Agreement for Non-U.S. Employees under the PHINIA Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on April 25, 2024)+

10.29
Form of Stock Unit Award Agreement for Non-U.S. Employees under the PHINIA Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed on April 25, 2024)+

10.30	PHINIA Inc. Management Incentive Bonus Plan (incorporated by reference to Exhibit 10.20 of the Company’s Form 10-Q filed on August 7, 2023)+

10.31	CEO Form of Amended and Restated Change of Control Employment Agreement*+
10.32	Non-CEO Executive Officer Form of Amended and Restated Change of Control Employment Agreement*+
10.33	PHINIA Inc. Amended and Restated Retirement Savings Excess Benefit Plan (incorporated by reference to Exhibit 10.29 of the Company’s Form 10-K for the fiscal year ended December 31, 2023)+
10.34	Form of Deferred Cash Award Agreement for Employees (China) (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on October 31, 2024)+
10.35	PHINIA Inc. Director Deferred Compensation Program 2025-2026 Board Year Election Form*+
10.36	Form of Stock Unit Award Agreement for Non-Employee Directors under the PHINIA Inc. 2023 Stock Incentive Plan*+
19.1	Insider Trading Policy*
21.1	Subsidiaries of the Company*
23.1	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm*
24.1	Powers of Attorney*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer**
97.1	PHINIA Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 of the Company’s Form 10-K for the fiscal year ended December 31, 2023)+
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
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
Brady D. Ericson
President and Chief Executive Officer, Director (Principal Executive Officer)
Date: February 13, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated on the 13th day of February, 2025.

Signature	Title

/s/ Brady D. Ericson	President and Chief Executive Officer, Director
Brady D. Ericson	(Principal Executive Officer)

/s/ Chris P. Gropp	Vice President and Chief Financial Officer
Chris P. Gropp	(Principal Financial Officer)

/s/ Samantha M. Pombier	Vice President and Controller
Samantha M. Pombier	(Principal Accounting Officer)

/s/ Rohan S. Weerasinghe
Rohan S. Weerasinghe	Non-Executive Chair and Director

/s/ Samuel R. Chapin
Samuel R. Chapin	Director

/s/ Robin Kendrick
Robin Kendrick	Director

/s/ Latondra Newton
Latondra Newton	Director

/s/ D’aun Norman
D’aun Norman	Director

/s/ Meggan M. Walsh
Meggan M. Walsh	Director

/s/ Roger J. Wood
Roger J. Wood	Director