Form 10-Q
period 2025-03-31
PHINIA INC.
filed 2025-04-25
CIK 1968915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 18, 2025, the registrant had 39,804,566 shares of voting common stock outstanding.

PHINIA INC.
FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PHINIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$373	$484
Receivables, net	836	817
Inventories	479	444
Prepayments and other current assets	104	96
Total current assets	1,792	1,841

Property, plant and equipment, net	845	843
Investments and long-term receivables	120	111
Goodwill	484	471
Other intangible assets, net	376	374
Other non-current assets	131	128
Total assets	$3,748	$3,768

LIABILITIES AND EQUITY
Short-term borrowings and current portion of long-term debt	$25	$25
Accounts payable	546	522
Other current liabilities	397	422
Total current liabilities	968	969

Long-term debt	964	963
Retirement-related liabilities	117	112
Other non-current liabilities	162	150
Total liabilities	2,211	2,194

Commitments and contingencies (Note 17)

Common stock	1	1
Additional paid-in capital	1,970	1,976
Retained earnings	59	44
Accumulated other comprehensive loss	(166)	(217)
Treasury stock	(327)	(230)
Total equity	1,537	1,574
Total liabilities and equity	$3,748	$3,768
See accompanying Notes to Condensed Consolidated Financial Statements.

PHINIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per share amounts)	2025	2024
Net sales	$796	$863
Cost of sales	624	671
Gross profit	172	192

Selling, general and administrative expenses	107	104
Other operating expense, net	3	17
Operating income	62	71

Equity in affiliates’ earnings, net of tax	(4)	(3)
Interest income	(4)	(4)
Interest expense	19	22
Other postretirement expense, net	1	—
Earnings before income taxes	50	56

Provision for income taxes	24	27

Net earnings	$26	$29

Earnings per share — basic	$0.64	$0.63

Earnings per share— diluted	$0.63	$0.62

Weighted average shares outstanding:
Basic	40.7	46.1
Diluted	41.5	46.5
See accompanying Notes to Condensed Consolidated Financial Statements.

PHINIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in millions)	2025	2024
Net earnings	$26	$29

Other comprehensive income (loss)
Foreign currency translation adjustments(1)	52	(21)
Defined benefit pension plans(1)	(1)	(1)
Total other comprehensive income (loss)	51	(22)

Comprehensive income	$77	$7
_____________
(1) Net of income taxes.
See accompanying Notes to Condensed Consolidated Financial Statements.

PHINIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2025	2024
OPERATING
Net cash provided by operating activities (see Note 20)	$40	$31
INVESTING
Capital expenditures, including tooling outlays	(35)	(43)
Proceeds from asset disposals and other, net	—	1
Net cash used in investing activities	(35)	(42)
FINANCING
Repayments of debt, including current portion	—	(3)
Dividends paid to PHINIA stockholders	(11)	(12)
Payments for purchase of treasury stock	(100)	(23)
Payments for stock-based compensation items	(6)	(3)
Net cash used in financing activities	(117)	(41)
Effect of exchange rate changes on cash	1	12
Net decrease in cash and cash equivalents	(111)	(40)
Cash and cash equivalents at beginning of year	484	365
Cash and cash equivalents at end of period	$373	$325
See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

INTRODUCTION
The accompanying Condensed Consolidated Financial Statements and notes present the condensed consolidated statements of operations, balance sheets, and cash flows of PHINIA Inc. (PHINIA or the Company). PHINIA is a leader in the development, design and manufacture of integrated components and systems that are designed to optimize performance, increase efficiency and reduce emissions for combustion and hybrid propulsion systems for commercial vehicles and industrial applications (medium-duty and heavy-duty trucks, buses and other off-highway construction, marine, agricultural and aerospace and defense), light commercial vehicles (vans and trucks) and light passenger vehicles (passenger cars, mini-vans, cross-overs and sport-utility vehicles). The Company is a global supplier to most major original equipment manufacturers (OEMs) seeking to meet evolving and increasingly stringent global regulatory requirements and satisfy consumer demands for an enhanced user experience. Additionally, the Company offers a wide range of original equipment service (OES) solutions and remanufactured products as well as an expanded range of products for the independent (non-OEM) aftermarket.
Transition to Standalone Company
On July 3, 2023, PHINIA became an independent publicly-traded company as a result of the legal and structural separation of the Fuel Systems and Aftermarket businesses from BorgWarner Inc. (BorgWarner or Former Parent). The separation was completed in the form of a distribution of the outstanding common stock of PHINIA to holders of record of common stock of BorgWarner on a pro rata basis (the Spin-Off). In connection with the Spin-Off, we entered into an agreement with the Former Parent which governs the Company’s and the Former Parent’s respective rights, responsibilities and obligations after the distribution with respect to taxes for any tax period ending on or before the distribution date, as well as tax periods beginning before and ending after the distribution date (Tax Matters Agreement).

NOTE 1     BASIS OF PRESENTATION
The Company's Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements were condensed or omitted as permitted by such rules and regulations. In the opinion of management, all normal recurring adjustments necessary for a fair statement of results have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The balance sheet as of December 31, 2024 was derived from the audited financial statements as of that date. Certain amounts for the prior periods presented were reclassified to conform to the current period presentation. The Company has also corrected for certain immaterial errors that impacted footnote disclosures as of March 31, 2024.
Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and accompanying notes, as well as amounts of revenues and expenses reported during the periods covered by those financial statements and accompanying notes. The Condensed Consolidated Financial Statements may not be indicative of the Company’s future performance.
New Accounting Pronouncements
Recently Adopted Accounting Standards
Accounting Standards Update (ASU) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This update is intended to improve disclosures about a public entity’s reportable segments and addresses requests from investors and other allocators of capital for additional, more detailed information about a reportable segment’s expenses. This guidance was effective for annual reporting periods beginning after December 15, 2023 and interim reporting periods beginning after December 15, 2024. The Company has adopted this guidance; refer to Note 19, “Reportable Segments and Related Information” to the Condensed Consolidated Financial Statements for more information.
Accounting Standards Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance requires entities to disaggregate information related to the effective tax rate reconciliation and income taxes paid. This guidance is effective for annual reporting periods beginning after December 15, 2024. The Company will provide the incremental disclosures in its Annual Report on Form 10-K for the year ended December 31, 2025.

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
In limited instances, certain customers have provided payments in advance of receiving related products, typically at the onset of an arrangement prior to the beginning of production. As of March 31, 2025, the balance of contract liabilities was $11 million, of which $2 million was reflected in Other current liabilities and $9 million was reflected in Other non-current liabilities. As of December 31, 2024, the balance of contract liabilities was $7 million, of which $3 million was reflected in Other current liabilities and $4 million was reflected as Other non-current liabilities. These amounts are reflected as revenue over the term of the arrangement (typically three to seven years) as the underlying products are shipped and represent the Company’s remaining performance obligations as of the end of the period.
The following table represents a disaggregation of revenue from contracts with customers by reportable segment and region for the three months ended March 31, 2025 and 2024. Refer to Note 19, “Reportable Segments and Related Information” to the Condensed Consolidated Financial Statements, for more information.

	Three Months Ended March 31, 2025
(In millions)	Fuel Systems	Aftermarket	Total
Americas	$177	$179	$356
Europe	190	127	317
Asia	106	17	123
Total	$473	$323	$796

	Three Months Ended March 31, 2024
(In millions)	Fuel Systems	Aftermarket	Total
Americas	$187	$192	$379
Europe	227	125	352
Asia	113	19	132
Total	$527	$336	$863

NOTE 3     RESEARCH AND DEVELOPMENT COSTS
The Company’s net Research & Development (R&D) costs are primarily included in Selling, general and administrative expenses of the Condensed Consolidated Statements of Operations. Customer reimbursements are netted against gross R&D costs as they are considered a recovery of cost. Customer reimbursements for prototypes are recorded net of prototype costs based on customer contracts, typically either when the prototype is shipped or when it is accepted by the customer. Customer reimbursements for engineering services are recorded when performance obligations are satisfied in accordance with the contract. Financial risks and rewards transfer upon shipment, acceptance of a prototype component by the customer or upon completion of the performance obligation as stated in the respective customer agreement. The Company has various customer arrangements relating to R&D activities that it performs at its various R&D locations.
The following table presents the Company’s gross and net costs on R&D activities:

	Three Months Ended March 31,
(in millions)	2025	2024
Gross R&D costs	$46	$52
Customer reimbursements	(18)	(25)
Net R&D costs	$28	$27
Net R&D costs as a percentage of net sales were 3.5% and 3.1% for the three months ended March 31, 2025 and 2024, respectively.

NOTE 4     OTHER OPERATING EXPENSE, NET
Items included in Other operating expense, net consist of:

	Three Months Ended March 31,
(in millions)	2025	2024
Restructuring	$5	$2
Transaction-related (benefits) costs	(1)	17
Other operating income, net	(1)	(2)
Other operating expense, net	$3	$17
Transaction-related (benefits) costs: The Company classifies certain expenses and benefits related to the Spin-Off, acquisitions and divestitures as transaction-related (benefits) costs. Spin-Off costs and adjustments include professional fees and other costs associated with the separation of the Company, including the management of certain historical liabilities allocated to the Company in connection with the Spin-Off, and adjustments related to the Tax Matters Agreement between the Company and Former Parent. During the three months ended March 31, 2025, the Company recorded transaction-related benefits of $1 million, which included a $7 million benefit related to adjustments under the Tax Matters Agreement, $3 million of costs related to the Spin-Off, and $3 million of costs related to the evaluation of strategic acquisition initiatives. During the three months ended March 31, 2024, the Company recorded transaction-related costs of $17 million which primarily related to Spin-Off costs.

Restructuring: The Company recorded $5 million and $2 million in the three months ended March 31, 2025 and 2024, respectively, of restructuring costs for individually approved restructuring actions that primarily related to reductions in headcount in the Fuel Systems segment.
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

The Company’s effective tax rate for the three months ended March 31, 2025 and 2024 was 48%. The effective tax rate period-over-period consisted of an increase in a pre-spin uncertain tax position reserve of $7 million fully offset by a decrease resulting from a change in the jurisdictional mix of pre-tax earnings.

The annual effective tax rates differ from the U.S. statutory rate primarily due to foreign tax rates that vary from those in the U.S., jurisdictions with pretax losses for which no tax benefit could be realized, U.S. taxes on foreign earnings, and permanent differences between book and tax treatment for certain items including enhanced deduction of research and development expenses in certain jurisdictions.

The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which the Company operates have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. For the three months ended March 31, 2025 the Company has provisionally calculated and accrued an additional top-up tax under the Pillar 2 Framework in certain jurisdictions where the effective tax rate fell below the minimum threshold of 15%. This amount is not significant to the total 2025 income tax provision for the Company.

NOTE 6     RECEIVABLES, NET
The table below provides details of Receivables, net as of March 31, 2025 and December 31, 2024:

(in millions)	March 31, 2025	December 31, 2024
Receivables, net:
Customers	$608	$574
Indirect taxes	112	119
Due from Former Parent	70	80
Other	54	53
Gross receivables	844	826
Allowance for credit losses	(8)	(9)
Total receivables, net	$836	$817
NOTE 7     INVENTORIES
A summary of Inventories is presented below:

(in millions)	March 31, 2025	December 31, 2024
Raw material and supplies	$240	$234
Work-in-progress	46	40
Finished goods	193	170
Inventories	$479	$444

NOTE 8     OTHER CURRENT AND NON-CURRENT ASSETS

(in millions)	March 31, 2025	December 31, 2024
Prepayments and other current assets:
Prepaid taxes	$29	$32
Prepaid customer tooling	20	14
Prepaid engineering	18	19
Prepaid software	12	10
Customer return assets	8	8
Prepaid insurance	4	4
Other	13	9
Total prepayments and other current assets	$104	$96

Investments and long-term receivables:
Long-term receivables	$58	$52
Investment in equity affiliates	55	51
Investment in equity securities	4	5
Due from Former Parent	3	3
Total investments and long-term receivables	$120	$111

Other non-current assets:
Operating leases	$51	$54
Deferred income taxes	47	43
Customer incentive payments	10	9
Other	23	22
Total other non-current assets	$131	$128

NOTE 9     GOODWILL AND OTHER INTANGIBLES
During the fourth quarter of each year, the Company assesses its goodwill and indefinite-lived intangibles assigned to each of its reporting units for impairment by either performing a qualitative assessment or a quantitative analysis. No events or circumstances were noted in the first three months of 2025 requiring additional assessment or testing.
A summary of the components in the carrying amount of goodwill as of March 31, 2025 and December 31, 2024 is as follows:

(in millions)	Fuel Systems	Aftermarket	Total
Gross goodwill balance, December 31, 2024	$60	$524	$584
Accumulated impairment losses	—	(113)	(113)
Net goodwill balance, December 31, 2024	$60	$411	$471
Goodwill during the period:
Translation adjustment	3	10	13
Net goodwill balance, March 31, 2025	$63	$421	$484

The Company’s other intangible assets from acquisitions consist of the following:

		March 31, 2025			December 31, 2024
(in millions)	Estimated useful lives (years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Patented and unpatented technology	14 - 15	$147	$54	$93	$144	$51	$93
Customer relationships	14 - 15	264	124	140	259	118	141
Total amortized intangible assets		411	178	233	403	169	234
Unamortized trade names		143	—	143	140	—	140
Total other intangible assets		$554	$178	$376	$543	$169	$374

NOTE 10     PRODUCT WARRANTY
The Company provides warranties on some, but not all, of its products. Provisions for estimated expenses related to product warranty are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and industry developments and recoveries from third parties. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. Costs of product recalls, which may include the cost of the product being replaced as well as the customer’s cost of the recall, including labor to remove and replace the recalled part, are accrued as part of the Company’s warranty accrual at the time the Company believes it is probable that a loss will be incurred and the amount can be reasonably estimated. See Note 17, “Contingencies”, for further discussion on the Company’s quarterly process for accruals relating to commercial and legal matters. Management believes that the warranty accrual is appropriate; however, in certain cases, initial customer claims exceed the amount accrued. Facts may become known related to these claims that may result in additional losses that could be material to the Company’s results of operations or cash flows. The Company’s warranty provisions are primarily included in Cost of sales in the Condensed Consolidated Statements of Operations. The product warranty accrual is allocated to current and non-current liabilities in the Condensed Consolidated Balance Sheets.
The following table summarizes the activity in the product warranty accrual accounts:

(in millions)	2025	2024
Beginning balance, January 1	$61	$56
Provisions for current period sales	11	9
Payments	(12)	(10)
Other, primarily translation adjustment	1	—
Ending balance, March 31	$61	$55

The product warranty liability is classified in the Condensed Consolidated Balance Sheets as follows:

(in millions)	March 31, 2025	December 31, 2024
Other current liabilities	$32	$36
Other non-current liabilities	29	25
Total product warranty liability	$61	$61

NOTE 11     NOTES PAYABLE AND DEBT
As of March 31, 2025 and December 31, 2024, the Company had debt outstanding as follows:

(in millions)	March 31, 2025	December 31, 2024
5.000% Senior Notes due 10/01/25 ($24 million par value)	$24	$24
6.750% Senior Notes due 04/15/29 ($525 million par value)	518	518
6.625% Senior Notes due 10/15/32 ($450 million par value)	444	444
Finance leases	3	2
Total long-term debt	$989	$988
Less: current portion	25	25
Long-term debt, net of current portion	$964	$963
The Company’s long-term debt includes various covenants, none of which are expected to restrict future operations. The Company was in compliance with all covenants as of March 31, 2025.
As of March 31, 2025, the estimated fair values of the Company’s long-term debt totaled $998 million, which is $12 million higher than carrying value for the same period. As of December 31, 2024, the estimated fair value of the Company’s long-term debt totaled $1,007 million, which is $21 million higher than carrying value for the same period. Fair market values of the long-term debt are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying values of the Company’s finance leases approximate fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.
The Company has a $500 million revolving credit facility (the Revolving Facility) which matures in July 2028. The Revolving Facility contains customary events of default and various financial covenants including debt to EBITDA and interest coverage ratio. The Company was in compliance with the financial covenants as of March 31, 2025. As of March 31, 2025 and December 31, 2024, the Company had no outstanding borrowings under the Revolving Facility, and availability of $499 million.

NOTE 12     OTHER CURRENT AND NON-CURRENT LIABILITIES
Additional detail related to liabilities is presented in the table below:

(in millions)	March 31, 2025	December 31, 2024
Other current liabilities:
Customer related	$79	$98
Payroll and employee related	78	106
Income taxes payable	36	35
Accrued interest	33	17
Product warranties (Note 10)	32	36
Operating leases	17	17
Accrued freight	16	17
Uncertain tax positions	14	7
Refundable customer deposits	10	9
Supplier related	10	8
Legal and professional fees	8	6
Other non-income taxes	5	3
Employee termination benefits	4	4
Deferred engineering	4	6
Other	51	53
Total other current liabilities	$397	$422

Other non-current liabilities:
Deferred income taxes	$60	$55
Operating leases	37	39
Product warranties (Note 10)	29	25
Deferred income	16	11
Uncertain tax positions	9	8
Other	11	12
Total other non-current liabilities	$162	$150

NOTE 13    FINANCIAL INSTRUMENTS
The Company’s financial instruments may include long-term debt, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivative contracts. All derivative contracts are placed with counterparties that have a Standard and Poor’s (S&P), or equivalent, investment grade credit rating at the time of the contracts’ placement. An adjustment for non-performance risk is considered in the estimate of fair value in derivative assets based on the counterparty credit default swap (CDS) rate. When the Company is in a net derivative liability position, the non-performance risk adjustment is based on its CDS rate. At March 31, 2025 and December 31, 2024, the Company had no derivative contracts that contained credit-risk-related contingent features.

The Company is exposed to certain market risks relating to our ongoing business operations, including foreign currency exchange rate risk, commodity price risk and interest rate risk. The Company, at times, may use certain financial instruments, primarily derivative contracts, to protect against these risks. The Company uses financial instruments to manage foreign currency exchange rate risk related to forecasted cash flows, including capital expenditures, purchases, operating expenses or sales transactions, and the remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of the operating unit, and the foreign currency risk exposure associated with our net investment in certain foreign operations.

At March 31, 2025 and December 31, 2024, the USD equivalent notional values of outstanding currency derivative instruments used for foreign currency cash flow hedging were $126 million and $85 million, respectively. These amounts were primarily related to Euro denominated forward contracts at British Pound functional currency locations.

Derivative instruments designated as foreign currency cash flow hedges, as defined by ASC Topic 815, had no material gains or losses recognized in Accumulated other comprehensive loss at March 31, 2025 and December 31, 2024, or in Net earnings for the three months ended March 31, 2025 and 2024. At March 31, 2025 and December 31, 2024, there were no significant derivative asset or liability balances recorded in the Consolidated Balance Sheets as being payable to or receivable from counterparties under ASC Topic 815, “Derivatives and Hedging”.

The table below shows deferred gains (losses) reported in Accumulated other comprehensive loss (AOCI) as well as the amount expected to be reclassified to income in one year or less for designated net investment hedges.

(in millions)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract Type	March 31, 2025	December 31, 2024
Foreign currency	$(10)	$(11)	$—
The gains and losses attributable to the financial instrument designated as a net investment hedge were recognized in other comprehensive income (loss) during the periods presented below.

(in millions)	Three Months Ended March 31,
Net investment hedges	2025	2024
Foreign currency	$1	$(2)
The Company utilizes foreign currency derivatives not designated as hedging instruments to mitigate the variability of the remeasurement of monetary assets and liabilities denominated in currencies other than the operating units' functional currency. In February 2025, the Company entered into a $100 million notional value Chinese Yuan (CNY), United States Dollar (USD) fixed rate cross currency swap intended to mitigate the remeasurement of an intercompany loan. The cross-currency swap derivative resulted in a $1 million gain for the three months ended March 31, 2025 and is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. At March 31, 2025, the $1 million fair value of the cross currency swap was recorded in Prepayments and other current assets in the Condensed Consolidated Balance Sheets.

NOTE 14     RETIREMENT BENEFIT PLANS
The Company sponsors various defined contribution savings plans, primarily in the U.S., that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. The Company also has a number of defined benefit pension plans. Under specified conditions, the Company will make contributions to the plans and/or match a percentage of the employee contributions up to certain limits. The estimated contributions to the defined benefit pension plans for 2025 range from $5 million to $9 million, of which less than $1 million has been contributed through the first three months of the year.
The components of net periodic benefit income recorded in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Service cost	$1	$1
Interest cost	11	11
Expected return on plan assets	(10)	(10)
Amortization of unrecognized loss	—	(1)
Net periodic benefit cost	$2	$1
The components of net periodic benefit cost other than the service cost component are included in Other postretirement expense, net in the Condensed Consolidated Statements of Operations.

NOTE 15     STOCKHOLDERS' EQUITY
The changes of the Stockholders’ Equity items during the three months ended March 31, 2025 and 2024, are as follows:

(in millions)	Issued common stock	Additional paid-in-capital	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total equity
Balance, December 31, 2024	$1	$1,976	$(230)	$44	(217)	$1,574
Dividends declared ($0.27 per share)	—	—	—	(11)	—	(11)
Stock-based compensation expense	—	4	—	—	—	4
Purchase of treasury stock	—	—	(100)	—	—	(100)
Excise tax on purchase of treasury stock	—	—	(1)	—	—	(1)
Net issuance of executive stock plan	—	(10)	4	—	—	(6)
Net earnings	—	—	—	26	—	26
Other comprehensive income	—	—	—	—	51	51
Balance, March 31, 2025	$1	$1,970	$(327)	$59	$(166)	$1,537

(in millions)	Issued common stock	Additional paid-in-capital	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total equity
Balance, December 31, 2023	$1	$2,031	$(23)	$9	$(131)	$1,887
Dividends declared ($0.25 per share)	—	—	—	(12)	—	(12)
Stock-based compensation expense	—	4	—	—	—	4
Purchase of treasury stock	—	—	(23)	—	—	(23)
Net issuance of executive stock plan	—	(7)	4	—	—	(3)
Net earnings	—	—	—	29	—	29
Other comprehensive loss	—	—	—	—	(22)	(22)
Spin-Off related adjustments	—	(10)	—	—	—	(10)
Balance, March 31, 2024	$1	$2,018	$(42)	$26	$(153)	$1,850

NOTE 16     ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarize the activity within accumulated other comprehensive loss during the three months ended March 31, 2025 and 2024:

(in millions)	Foreign currency translation adjustments	Defined benefit pension plans	Total
Beginning balance, December 31, 2024	$(193)	$(24)	$(217)
Comprehensive income (loss) before reclassifications	52	(1)	51
Ending Balance, March 31, 2025	$(141)	$(25)	$(166)

(in millions)	Foreign currency translation adjustments	Defined benefit pension plans	Total
Beginning balance, December 31, 2023	$(98)	$(33)	$(131)
Comprehensive loss before reclassifications	(21)	(2)	(23)
Reclassification from accumulated other comprehensive loss	—	1	1
Ending Balance, March 31, 2024	$(119)	$(34)	$(153)

NOTE 17     CONTINGENCIES
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

BorgWarner Dispute
In September 2024, the Former Parent filed a claim against the Company in Delaware Superior Court seeking, inter alia, a judicial declaration that the Company is obligated under the Tax Matters Agreement entered into by the Company and the Former Parent in connection with the Spin-Off to remit to the Former Parent monies refunded, or to be refunded, to the Company from tax authorities that relate to certain indirect tax payments made prior to the Spin-Off. In November 2024, the Company filed, in Delaware Superior Court, a response to the Former Parent’s claim and asserted a number of counterclaims and, in December 2024, the Former Parent filed a motion to dismiss the Company’s counterclaims, which the Company opposed. On April 10, 2025, the Delaware Superior Court denied the Former Parent’s motion to dismiss the counterclaims. The Company believes it has meritorious arguments in response to the Former Parent’s claim and with respect to its own claims, however, the

Company is unable to determine the ultimate outcome of this matter or determine an estimate of potential losses. It is reasonably possible, but not probable, that the resolution of this matter could have a material adverse effect on the Company’s financial position, results of operations and/or cash flows.

NOTE 18 EARNINGS PER SHARE
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
The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Three Months Ended March 31,
(in millions, except per share amounts)	2025	2024
Basic earnings per share:
Net earnings	$26	$29
Weighted average shares of common stock outstanding	40.7	46.1
Basic earnings per share of common stock	$0.64	$0.63

Diluted earnings per share:
Net earnings	$26	$29
Weighted average shares of common stock outstanding	40.7	46.1
Effect of stock-based compensation	0.8	0.4
Weighted average shares of common stock outstanding including dilutive shares	41.5	46.5
Diluted earnings per share of common stock	$0.63	$0.62

Anti-dilutive stock-based awards excluded from the calculation of diluted earnings per share	0.1	—

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
Segment Adjusted Operating Income (AOI) is the measure of segment income or loss used by the Company. Segment AOI is comprised of segment operating income adjusted for restructuring, transaction-related costs, impairment charges and other items not reflective of ongoing operating income or loss, and acquisition-related intangibles amortization expense because it pertains to non-cash expenses that the Company does not use to evaluate core operating performance. Management believes Segment AOI is most reflective of the operational profitability or loss of its reportable segments. Segment AOI excludes certain corporate costs, which primarily represent corporate expenses not directly attributable to the individual segments.
The Company’s chief operating decision maker (CODM) is the chief executive officer.
The CODM uses Segment AOI for the financial planning and review process. The CODM considers actual-to-forecast and actual-to-actual variances on a quarterly basis for Segment AOI when making decisions about the allocation of operating and capital resources to each segment. The CODM also uses Segment AOI for evaluating pricing strategy and to assess the performance of each segment by comparing the results of each segment with one another and in determining the compensation of certain employees.
The following tables show segment revenues and significant expenses for the Company’s reportable segments:

	Three Months Ended March 31, 2025
	Fuel Systems	Aftermarket	Inter-segment Eliminations	Consolidated
(in millions)
Net sales from external customers	$473	$323	$—	$796
Inter-segment eliminations	$55	$—	$(55)	$—
Net Sales	$528	$323	$(55)	$796
Less:
Cost of sales	444	235
Selling, general and administrative expenses (excluding Net R&D costs shown separately below)[1]	15	31
Net R&D costs	25	3
Other segment items[2]	(1)	2
Segment AOI	$45	$52

	Three Months Ended March 31, 2024
	Fuel Systems	Aftermarket	Inter-segment Eliminations	Consolidated
(in millions)
Net sales from external customers	$527	$336	$—	$863
Inter-segment eliminations	$49	$2	$(51)	$—
Net Sales	$576	$338	$(51)	$863
Less:
Cost of sales	482	240
Selling, general and administrative expenses (excluding Net R&D costs shown separately below)[1]	16	34
Net R&D costs	24	3
Other segment items[2]	(1)	1
Segment AOI	$55	$60
____________

[1] Excludes acquisition-related intangible amortization. [2] Other segment items include inter-segment fees and other income.
The following table shows a reconciliation of Segment AOI to Earnings before income taxes for the Company’s reportable segments:

	Three Months Ended March 31,
(in millions)	2025	2024
Fuel Systems	$45	$55
Aftermarket	52	60
Segment Adjusted Operating Income	97	115

Corporate, including stock-based compensation	24	18
Amortization of acquisition-related intangibles	7	7
Transaction-related (benefits) costs	(1)	17
Restructuring expense	5	2
Equity in affiliates’ earnings, net of tax	(4)	(3)
Interest income	(4)	(4)
Interest expense	19	22
Other postretirement expense, net	1	—
Earnings before income taxes	$50	$56
Segment Information
Segment information as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and 2024 is presented in the tables below:

Assets
(in millions)	March 31, 2025	December 31, 2024
Fuel Systems	$1,955	$1,902
Aftermarket	1,388	1,332
Total	3,343	3,234
Corporate[1]	405	534
Consolidated	$3,748	$3,768
_______________

[1] Corporate assets include cash and cash equivalents, investments and long-term receivables, and deferred income taxes.

Depreciation/amortization	Three Months Ended March 31,
(in millions)	2025	2024
Fuel Systems	$30	$34
Aftermarket	6	6
Total	36	40
Corporate	1	1
Consolidated	$37	$41

Long-lived asset expenditures[1]	Three Months Ended March 31,
(in millions)	2025	2024
Fuel Systems	$31	$38
Aftermarket	3	4
Total	34	42
Corporate	1	1
Consolidated	$35	$43
_______________

[1] Long-lived asset expenditures include capital expenditures and tooling outlays.

NOTE 20    OPERATING CASH FLOW AND OTHER SUPPLEMENTAL FINANCIAL INFORMATION

	Three Months Ended March 31,
(in millions)	2025	2024
OPERATING
Net earnings	$26	$29
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and tooling amortization	30	34
Intangible asset amortization	7	7
Restructuring expense, net of cash paid	1	2
Stock-based compensation expense	4	4
Deferred income tax expense	1	4
Other non-cash adjustments, net	(3)	2
Changes in assets and liabilities, excluding foreign currency translation adjustments:
Receivables	(12)	(36)
Inventories	(25)	(6)
Prepayments and other current assets	(8)	(13)
Accounts payable and other current liabilities	12	6
Prepaid taxes and income taxes payable	3	12
Other assets and liabilities	4	(14)
Net cash provided by operating activities	$40	$31

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) during the year for:
Interest, net	$(3)	$14
Income taxes, net of refunds	$12	$15

Cautionary Statement Regarding Forward-Looking Information
Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q (Form 10-Q) to “PHINIA,” the “Company,” “we, “our” or “us” refer to PHINIA Inc. and its consolidated subsidiaries.

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
•pricing pressures from OEMs;
•inflation rates and volatility in the costs of commodities used in the production of our products;
•changes in U.S. and foreign administrative policy, including tariffs, changes to existing trade agreements and import or export licensing requirements, and any resulting changes in international trade relations;
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

•supply chain disruptions, including due to U.S. and foreign government action;
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
•risks relating to the Spin-Off, including our ability to achieve some or all of the benefits that we expect to achieve from the Spin-Off, a determination that the Spin-Off does not qualify as tax-free for U.S. federal income tax purposes, and our or our Former Parent’s failure to perform under, or additional disputes that may arise between the parties relating to, various transaction agreements executed in connection with the Spin-Off; and
•other risks and uncertainties described in Item 1A, “Risk Factors” of our annual Form 10-K and in our other reports filed from time to time with the Securities and Exchange Commission (the SEC).
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
PHINIA is a leader in the development, design and manufacture of integrated components and systems that are designed to optimize performance, increase efficiency and reduce emissions for combustion and hybrid propulsion systems for commercial vehicles and industrial applications (medium-duty and heavy-duty trucks, buses and other off-highway construction, marine, agricultural and aerospace and defense), light commercial vehicles (vans and trucks) and light passenger vehicles (passenger cars, mini-vans, cross-overs and sport-utility vehicles). We are a global supplier to most major OEMs seeking to meet evolving and increasingly stringent global regulatory requirements and satisfy consumer demands for an enhanced user experience. Additionally, we offer a wide range of OES solutions and remanufactured products as well as an expanded range of products for the independent (non-OEM) aftermarket.
Transition to Standalone Company
On July 3, 2023, PHINIA became an independent publicly-traded company as a result of the legal and structural separation of the Fuel Systems and Aftermarket businesses from BorgWarner Inc. (BorgWarner or Former Parent). The separation was completed in the form of a distribution of the outstanding common stock of PHINIA to holders of record of common stock of BorgWarner on a pro rata basis (the Spin-Off). In connection with the Spin-Off, we entered into an agreement with the Former Parent which governs the Company’s and the Former Parent’s respective rights, responsibilities and obligations after the distribution with respect to taxes for any tax period ending on or before the distribution date, as well as tax periods beginning before and ending after the distribution date (Tax Matters Agreement).
Key Trends and Economic Factors
Commodities and Other Inflationary Impacts. Prices for commodities remain volatile, and since the beginning of 2021, the Company’s business has experienced price increases for base metals (e.g., steel, aluminum and copper) but have mostly stabilized in Q1 2025 compared to 2024. New trade restrictions and/or increases in tariffs could have a material impact on our business, financial condition, or results of operations by increasing our input costs and decreasing demand in the commercial vehicle (CV) and light vehicle (LV) markets, although the nature of those trade restrictions and tariffs remains unclear. Additionally, these tariffs increase the risk for elevated inflation more generally, which may be driving an increase in other input costs. As a result, the Company may experience higher costs, especially with respect to products imported from certain regions subject to significant tariff increases, including, but not limited to, Mexico and China.

Outlook
We expect earnings and cash generation in 2025 to be challenged as we expect foreign currency and a softening of the original equipment markets to outpace our ability to drive operational efficiencies and grow our Aftermarket sales. Continued economic and political uncertainty has caused the CV and LV markets to soften. LV volumes in our key markets for 2025 are expected to decline by mid-single digit percentages. CV volumes in our key markets are expected to be consistent with 2024 levels, however lighter at the start of the year with recovery in the latter part of the year. Assuming constant foreign exchange rates, we expect flat to a modest increase in sales. Additionally, we may be impacted by other macroeconomic challenges in 2025, including but not limited to inflation, supply chain constraints, market volatility, higher tariffs relevant to our operations (particularly in Mexico and China) and changes in international trade relations.
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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2025 vs. Three Months Ended March 31, 2024
The following table presents a summary of the Company’s operating results:

	Three Months Ended March 31,
(in millions)	2025		2024
Net sales		% of net sales		% of net sales
Fuel Systems	$528	66.3%	$576	66.7%
Aftermarket	323	40.6%	338	39.2%
Inter-segment eliminations	(55)	(6.9)%	(51)	(5.9)%
Total net sales	796	100.0%	863	100.0%
Cost of sales	624	78.4%	671	77.8%
Gross profit	172	21.6%	192	22.2%
Selling, general and administrative expenses	107	13.4%	104	12.1%
Other operating expense, net	3	0.4%	17	2.0%
Operating income	62	7.8%	71	8.1%
Equity in affiliates’ earnings, net of tax	(4)	(0.5)%	(3)	(0.3)%
Interest income	(4)	(0.5)%	(4)	(0.5)%
Interest expense	19	2.4%	22	2.5%
Other postretirement expense, net	1	0.1%	—	—%
Earnings before income taxes	50	6.3%	56	6.4%
Provision for income taxes	24	3.0%	27	3.1%
Net earnings	$26	3.3%	$29	3.3%

Net sales and Cost of sales
Net sales for the three months ended March 31, 2025 totaled $796 million, a decrease of $67 million, or 8%, compared to the three months ended March 31, 2024. Cost of sales and cost of sales as a percentage of net sales were $624 million and 78%, respectively, during the three months ended March 31, 2025, compared to $671 million and 78%, respectively, during the three months ended March 31, 2024. The change in net sales and cost of sales for the three months ended March 31, 2025 was primarily driven by unfavorable volume and mix driven by lower OEM sales across all regions, the end of the contract manufacturing agreements with the Former Parent, and negative impacts of foreign currency primarily due to the weakening of the Brazilian Real and Euro relative to the U.S. Dollar. Cost of sales was also negatively impacted by a $7 million nonrecurrence of a supplier settlement and $4 million of unfavorable impacts from recent tariff changes.

(in millions)	Net Sales	Cost of Sales	Gross Profit
Three Months Ended March 31, 2024	$863	$671	$192
Volume and mix	(34)	(21)	(13)
Supplier costs	—	2	(2)
Employee costs	—	(2)	2
Contract manufacturing agreements	(17)	(17)	—
Foreign currency and other	(16)	(9)	(7)
Three Months Ended March 31, 2025	$796	$624	$172
Selling, general and administrative expenses (SG&A)
SG&A for the three months ended March 31, 2025 was $107 million as compared to $104 million for the three months ended March 31, 2024. SG&A as a percentage of net sales was 13% and 12% for the three months ended March 31, 2025 and 2024, respectively. The change in SG&A expenses was primarily attributable to increased employee costs, partially offset by other administrative cost savings resulting from moving to a fully staffed standalone company and exiting transition service agreements with the Former Parent and other outside services.

	Three Months Ended March 31,
(in millions)	2025	2024	Change ($)
Employee costs	$40	$35	$5
Research & development	28	27	1
Information technology	8	8	—
Intangible amortization	7	7	—
Other	24	27	(3)
Selling, general and administrative expenses	$107	$104	$3

Other operating expense, net
Other operating expense, net was $3 million and $17 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in other operating expense, net was primarily driven by a decrease in transaction-related costs, primarily professional fees and other costs associated with the Spin-Off. Other operating expense, net was comprised of the following:

	Three Months Ended March 31,
(in millions)	2025	2024	Change ($)
Restructuring	$5	$2	$3
Transaction-related (benefits) costs	(1)	17	(18)
Other operating loss, net	(1)	(2)	1
Other operating expense, net	$(2)	$15	$(17)
Equity in affiliates’ earnings, net of tax
Equity in affiliates’ earnings, net of tax was $4 million and $3 million in the three months ended March 31, 2025 and 2024, respectively. This line item is driven by the results of the Company’s unconsolidated joint venture.
Interest expense
Interest expense was $19 million and $22 million in the three months ended March 31, 2025 and 2024, respectively. The decrease was primarily related to reduced interest rates as a result of the restructuring of the Company’s debt positions. See Note 11, “Notes Payable and Debt”, for further discussion.
Interest income
Interest income was $4 million in the three months ended March 31, 2025 and 2024.
Provision for income taxes
Provision for income taxes for the three months ended March 31, 2025 and 2024 was $24 million and $27 million, respectively, resulting in an effective tax rate of 48% in both periods. The effective tax rate period-over-period consisted of an increase in a pre-spin uncertain tax position reserve of $7 million fully offset by a decrease resulting from a change in the jurisdictional mix of pre-tax earnings. Excluding the impact of items not related to the Company’s ongoing operations, the Company’s effective tax rate associated with ongoing operations was 36% for the quarter ended March 31, 2025 compared to 38% for the quarter ended March 31, 2024. The Company continues to expect its 2025 full year effective tax rate to be between 38% and 42%.
For further details, see Note 5, “Income Taxes,” to the Condensed Consolidated Financial Statements for the three months ended March 31, 2025 and 2024.
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

Net earnings per diluted share and adjusted net earnings per diluted share
The Company’s net earnings per diluted share was $0.63 and $0.62 for the three months ended March 31, 2025 and 2024, respectively. The Company’s adjusted net earnings per diluted share was $0.94 and $1.08 for the three months ended March 31, 2025 and 2024, respectively. The Company defines adjusted net earnings per diluted share, a non-GAAP measure, as net earnings per diluted share adjusted to exclude: (i) the impact of restructuring expense, transaction-related costs, impairment charges and other gains, losses and tax effects and adjustments not reflective of the Company’s ongoing operations; and (ii) acquisition-related intangibles amortization expense because it pertains to non-cash expenses that the Company does not use to evaluate core operating performance. Management believes that adjusted net earnings per diluted share is useful to investors in assessing the Company’s ongoing financial performance, as it provides improved comparability between periods through the exclusion of certain items that management believes are not indicative of the Company’s core operating performance.

	Three Months Ended March 31,
	2025	2024
Net earnings per diluted share	$0.63	$0.62
Amortization of acquisition-related intangibles	0.17	0.15
Restructuring expense	0.12	0.04
Transaction-related (benefits) costs	(0.02)	0.37
Tax effects and adjustments	0.04	(0.10)
Adjusted net earnings per diluted share	$0.94	$1.08
Results by Reportable Segment for the three months ended March 31, 2025 and 2024
The Company’s business is aggregated into two reportable segments: Fuel Systems and Aftermarket.
Segment Adjusted Operating Income (AOI) is the measure of segment income or loss used by the Company. Segment AOI is comprised of segment operating income adjusted for restructuring, transaction-related costs, acquisition-related intangible asset amortization expense, impairment charges and other items not reflective of ongoing operating income or loss. The Company believes Segment AOI is most reflective of the operational profitability or loss of its reportable segments.
Segment AOI excludes certain corporate costs, which primarily represent corporate expenses not directly attributable to the individual segments. Corporate expenses not allocated to Segment AOI were $24 million and $18 million for the three months ended March 31, 2025 and 2024, respectively. The increase in corporate expenses in 2025 was primarily related to additional costs resulting from moving to a fully staffed standalone company and exiting transition service agreements with the Former Parent and other outside services.
Refer to Note 19, “Reportable Segments and Related Information” to the Condensed Consolidated Financial Statements, for more information.

The following table presents Net sales and Segment AOI for the Company’s reportable segments:

	Three Months Ended March 31,
	2025			2024
(in millions)	Net Sales to Customers	Segment AOI	% Margin	Net Sales to Customers	Segment AOI	% Margin
Fuel Systems	$473	$45	9.5%	$527	$55	10.4%
Aftermarket	323	52	16.1%	336	60	17.9%
Totals	$796	$97		$863	$115
The following table presents the year-over-year change in net sales and Segment AOI for the Company’s reportable segments for the three months ended:

	Fuel Systems		Aftermarket
(in millions)	Net sales	Segment AOI	Net sales	Segment AOI
March 31, 2024	$527	$55	$336	$60
Volume and mix	(25)	(7)	(9)	(6)
Contract manufacturing agreements	(17)	—	—	—
Customer pricing	(2)	(2)	2	2
Foreign currency and other	(10)	(1)	(6)	(4)
March 31, 2025	$473	$45	$323	$52
The Fuel Systems segment’s Segment Adjusted Operating margin was 9.5% for the three months ended March 31, 2025, compared to 10.4% for the three months ended March 31, 2024. The Segment Adjusted Operating margin decrease was primarily due to unfavorable mix, the nonrecurrence of a supplier settlement and impacts of recent tariff changes.
The Aftermarket segment’s Segment Adjusted Operating margin was 16.1% for the three months ended March 31, 2025, compared to 17.9% for the three months ended March 31, 2024. The Segment Adjusted Operating margin decreased primarily due to unfavorable mix and impacts of recent tariff changes on the segment’s OEM sales.
LIQUIDITY AND CAPITAL RESOURCES
Overview
The Company maintains various liquidity sources, including cash and cash equivalents and the unused portion of its $500 million revolving credit facility maturing in July 2028 (the Revolving Facility). As of March 31, 2025, the Company had liquidity of $872 million, comprised of cash and cash equivalent balances of $373 million and availability on the Revolving Facility of $499 million. Given the Company’s strong liquidity position, management believes that it will have sufficient liquidity and will maintain compliance with all covenants through at least the next 12 months.
At March 31, 2025 and December 31, 2024, the Company had $373 million and $484 million of cash and cash equivalents, respectively, of which $298 million and $409 million, respectively, was held by our subsidiaries outside of the United States. We believe our existing cash and cash flows generated from operations and indebtedness incurred in conjunction with the Spin-Off discussed below will be responsive to the needs of our current and planned operations for at least the next 12 months and the foreseeable future thereafter.
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
Cash Flows
Operating Activities
Net cash provided by operating activities was $40 million and $31 million in the three months ended March 31, 2025 and 2024, respectively. The increase in cash from operating activities for the three months ended March 31, 2025 compared with the three months ended March 31, 2024 was primarily due to lower interest payments and the nonrecurrence of separation-related impacts on accounts receivable, partially offset by lower net earnings adjusted for non-cash charges.
Investing Activities
Net cash used in investing activities was $35 million and $42 million in the three months ended March 31, 2025 and 2024, respectively, primarily related to capital expenditures. As a percentage of sales, capital expenditures were 4.4% and 5.0% for the three months ended March 31, 2025 and 2024, respectively.
Financing Activities
Net cash used in financing activities was $117 million and $41 million in the three months ended March 31, 2025 and 2024, respectively, primarily related to the increase of stock repurchases.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates disclosures appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies And Estimates,” in the Company’s Form 10-K filed on February 13, 2025. There were no material changes to this information during the quarter ended March 31, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk appear in “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” and “Item 1A - Risk Factors” in the Company’s Form 10-K filed on February 13, 2025. Excluding the information discussed below, there were no material changes to this information during the quarter ended March 31, 2025.
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
In addition, the Company executed an intercompany loan designated as a net investment hedge to mitigate specific exchange rate translation risk. As of March 31, 2025 and December 31, 2024, the

Company deferred a pre-tax loss of $10 million and $11 million, respectively, for the designated net investment hedge within the cumulative translation account within accumulated other comprehensive income, a component of total shareholders’ equity.
Currency translation adjustments, including the impact of the net investment hedges discussed above, during the three months ended March 31, 2025 and 2024, are shown in the following tables, which provide the percentage change in U.S. Dollars against the respective currencies and the approximate impacts of these changes recorded within other comprehensive income (loss) for the respective periods.

(in millions, except for percentages)	March 31, 2025
Euro	5%	$26
Brazilian Real	8%	$12
British Pound	3%	$10
Chinese Renminbi	1%	$3

(in millions, except for percentages)	March 31, 2024
Euro	(2)%	$(5)
Brazilian Real	(3)%	$(6)
British Pound	(1)%	$(1)
Chinese Renminbi	(2)%	$(7)
For additional information regarding the level of business outside the United States, which is subject to foreign currency exchange rate market risk, refer to Note 19, “Reportable Segments and Related Information,” to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
In the ordinary course of its business, the Company is involved in a number of lawsuits and claims, both actual and potential. Proceedings that were previously disclosed may no longer be reported because, as a result of rulings in the case, settlements, changes in our business, or other developments, in our judgment, they are no longer material to the Company’s business, financial position or results of operations. Refer to Note 17, “Contingencies,” to the Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

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

Item 1A. Risk Factors
We face a number of risks and uncertainties that could materially and adversely affect our business, financial condition or results of operations. A discussion of our risk factors can be found in Part I, Item 1A. Risk Factors in the Company’s Form 10-K filed on February 13, 2025. Readers should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. During the three months ended March 31, 2025, there were no material changes to our previously disclosed risk factors.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
In August 2024, the Company’s Board of Directors increased the capacity under our previously announced share repurchase program by $250 million. On February 12, 2025, an additional $200 million of capacity was approved, for a total share repurchase program of $600 million. As of March 31, 2025, the Company had repurchased $336 million of common stock under its repurchase program, excluding the impact of Federal excise tax. Under the repurchase program, shares may be repurchased in open market transactions, privately negotiated transactions, or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans in compliance with SEC requirements. The exact amount and timing of any purchases will depend on a number of factors, including trading price, trading volume, and general market conditions. The repurchase program has no expiration date and may be suspended, discontinued, or resumed at any time. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued.

Employee transactions include shares of the Company’s common stock withheld by the Company in connection with employees’ payment of taxes associated with the vesting of their restricted stock awards granted under the PHINIA Inc. 2023 Stock Incentive Plan.

The following table provides information about the Company’s purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2025:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in millions)
January 1, 2025 - January 31, 2025
Common Stock Repurchase Program	830,324	$49.39	830,324	$323
February 1, 2025 - February 28, 2025
Common Stock Repurchase Program	525,601	$51.37	525,601	$296
Employee transactions	115,012	$50.82
March 1, 2025 - March 31, 2025
Common Stock Repurchase Program	733,394	$43.61	733,394	$264
Employee transactions	860	$42.88

Item 5. Other Information
Trading Arrangements
During the three months ended March 31, 2025, none of the individuals serving as the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, at that time adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

10.1	Form of Performance Stock Unit Award Agreement for U.S. Employees under the PHINIA Inc. 2023 Stock Incentive Plan.*+
10.2	Form of Performance Stock Unit Award Agreement for Non-U.S. Employees under the PHINIA Inc. 2023 Stock Incentive Plan.* +
10.3	Form of Stock Unit Award Agreement for Non-U.S. Employees under the PHINIA Inc. 2023 Stock Incentive Plan.* +
10.4	Form of Deferred Cash Award Agreement for Employees (China).* +
31.1	Rule 13a-(14a)/15d-(14a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*
____________
*Filed herewith.
**    Furnished herewith.
+     Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHINIA Inc.

By:	/s/ Samantha M. Pombier
(Signature)

Samantha M. Pombier
Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)
Date: April 25, 2025