Form 10-Q
period 2025-06-30
PHINIA INC.
filed 2025-07-24
CIK 1968915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 18, 2025, the registrant had 38,904,475 shares of voting common stock outstanding.

PHINIA INC.
FORM 10-Q
THREE AND SIX MONTHS ENDED JUNE 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PHINIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$347	$484
Receivables, net	905	817
Inventories	501	444
Prepayments and other current assets	119	96
Total current assets	1,872	1,841

Property, plant and equipment, net	871	843
Investments and long-term receivables	126	111
Goodwill	505	471
Other intangible assets, net	387	374
Other non-current assets	133	128
Total assets	$3,894	$3,768

LIABILITIES AND EQUITY
Short-term borrowings and current portion of long-term debt	$25	$25
Accounts payable	571	522
Other current liabilities	409	422
Total current liabilities	1,005	969

Long-term debt	965	963
Retirement-related liabilities	124	112
Other non-current liabilities	173	150
Total liabilities	2,267	2,194

Commitments and contingencies (Note 17)

Common stock	1	1
Additional paid-in capital	1,974	1,976
Retained earnings	95	44
Accumulated other comprehensive loss	(76)	(217)
Treasury stock	(367)	(230)
Total equity	1,627	1,574
Total liabilities and equity	$3,894	$3,768
See accompanying Notes to Condensed Consolidated Financial Statements.

PHINIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Net sales	$890	$868	$1,686	$1,731
Cost of sales	693	680	1,317	1,351
Gross profit	197	188	369	380

Selling, general and administrative expenses	112	112	219	216
Other operating (income) expense, net	(4)	5	(1)	22
Operating income	89	71	151	142

Equity in affiliates’ earnings, net of tax	(4)	(2)	(8)	(5)
Interest income	(4)	(4)	(8)	(8)
Interest expense	21	39	40	61
Other postretirement expense, net	1	1	2	1
Earnings before income taxes	75	37	125	93

Provision for income taxes	29	23	53	50

Net earnings	$46	$14	$72	$43

Earnings per share — basic	$1.16	$0.31	$1.80	$0.95

Earnings per share— diluted	$1.14	$0.31	$1.76	$0.93

Weighted average shares outstanding:
Basic	39.5	44.8	40.1	45.5
Diluted	40.2	45.7	40.8	46.1
See accompanying Notes to Condensed Consolidated Financial Statements.

PHINIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net earnings	$46	$14	$72	$43

Other comprehensive income (loss)
Foreign currency translation adjustments(1)	91	(18)	143	(39)
Defined benefit pension plans(1)	(2)	(1)	(3)	(2)
Hedge instruments(1)	1	—	1	—
Total other comprehensive income (loss)	90	(19)	141	(41)

Comprehensive income (loss)	$136	$(5)	$213	$2
_____________
(1) Net of income taxes.
See accompanying Notes to Condensed Consolidated Financial Statements.

PHINIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2025	2024
OPERATING
Net cash provided by operating activities (see Note 20)	$97	$140
INVESTING
Capital expenditures, including tooling outlays	(69)	(60)
Proceeds from asset disposals and other, net	1	1
Net cash used in investing activities	(68)	(59)
FINANCING
Net decrease in notes payable	—	(75)
Proceeds from issuance of long-term debt, net of discount	—	525
Payments for debt issuance costs	—	(9)
Repayments of debt, including current portion	—	(428)
Dividends paid to PHINIA stockholders	(21)	(23)
Payments for purchase of treasury stock, including excise tax	(142)	(113)
Payments for stock-based compensation items	(6)	(3)
Net cash used in financing activities	(169)	(126)
Effect of exchange rate changes on cash	3	19
Net decrease in cash and cash equivalents	(137)	(26)
Cash and cash equivalents at beginning of year	484	365
Cash and cash equivalents at end of period	$347	$339
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

NOTE 1     BASIS OF PRESENTATION
The Company's Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements were condensed or omitted as permitted by such rules and regulations. In the opinion of management, all normal recurring adjustments necessary for a fair statement of results have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The balance sheet as of December 31, 2024 was derived from the audited financial statements as of that date. Certain amounts for the prior periods presented were reclassified to conform to the current period presentation.
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

In November 2024, the FASB issued ASU 2024-03 and ASU 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40).” This guidance requires entities to disclose disaggregated information about certain income statement expense line items in the notes to the financial statements. This guidance is effective for annual reporting periods beginning after December 15, 2026. These ASUs will result in additional disclosures but will not have a material impact on the Company's Consolidated Financial Statements.

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
In limited instances, certain customers have provided payments in advance of receiving related products, typically at the onset of an arrangement prior to the beginning of production. As of June 30, 2025, the balance of contract liabilities was $14 million, of which $5 million was reflected in Other current liabilities and $9 million was reflected in Other non-current liabilities. As of December 31, 2024, the balance of contract liabilities was $7 million, of which $3 million was reflected in Other current liabilities and $4 million was reflected as Other non-current liabilities. These amounts are reflected as revenue over the term of the arrangement (typically three to seven years) as the underlying products are shipped and represent the Company’s remaining performance obligations as of the end of the period.
The following table represents a disaggregation of revenue from contracts with customers by reportable segment and region for the three and six months ended June 30, 2025 and 2024. Refer to Note 19, “Reportable Segments and Related Information” to the Condensed Consolidated Financial Statements, for more information.

	Three Months Ended June 30, 2025
(In millions)	Fuel Systems	Aftermarket	Total
Americas	$184	$185	$369
Europe	218	149	367
Asia	135	19	154
Total	$537	$353	$890

	Three Months Ended June 30, 2024
(In millions)	Fuel Systems	Aftermarket	Total
Americas	$177	$192	$369
Europe	227	137	364
Asia	114	21	135
Total	$518	$350	$868

	Six Months Ended June 30, 2025
(In millions)	Fuel Systems	Aftermarket	Total
Americas	$361	$364	$725
Europe	408	276	684
Asia	241	36	277
Total	$1,010	$676	$1,686

	Six Months Ended June 30, 2024
(In millions)	Fuel Systems	Aftermarket	Total
Americas	$364	$384	$748
Europe	454	262	716
Asia	227	40	267
Total	$1,045	$686	$1,731

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

The following table presents the Company’s gross and net costs on R&D activities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Gross R&D costs	$46	$52	$92	$104
Customer reimbursements	(16)	(22)	(34)	(47)
Net R&D costs	$30	$30	$58	$57
Net R&D costs as a percentage of net sales were 3.4% for the three and six months ended June 30, 2025. Net R&D costs as a percentage of net sales were 3.5% and 3.3% for the three and six months ended June 30, 2024, respectively.
NOTE 4     OTHER OPERATING (INCOME) EXPENSE, NET
Items included in Other operating (income) expense, net consist of:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Restructuring	$2	$3	7	5
Transaction-related (benefits) costs	(4)	3	$(5)	$20
Other operating income, net	(2)	(1)	(3)	(3)
Other operating (income) expense, net	$(4)	$5	$(1)	$22
Transaction-related (benefits) costs: The Company classifies certain expenses and benefits related to the Spin-Off, acquisitions and divestitures as transaction-related (benefits) costs. Spin-Off costs and adjustments include professional fees and other costs associated with the separation of the Company, including the adjustment of certain historical liabilities allocated to the Company in connection with the Spin-Off, and indemnities related to the Tax Matters Agreement between the Company and Former Parent.

During the three and six months ended June 30, 2025, the Company recorded transaction-related benefits of $4 million and $5 million, respectively, which includes an $11 million and $18 million benefit related to indemnities under the Tax Matters Agreement during the three and six months ended June 30, 2025, respectively; $5 million and $8 million of costs related to the Spin-Off during the three and six months ended June 30, 2025, respectively; and $2 million and $5 million of costs related to the evaluation of strategic acquisition initiatives during the three and six months ended June 30, 2025, respectively, as further discussed below. During the three and six months ended June 30, 2024, the Company recorded transaction-related costs of $3 million and $20 million, respectively, which primarily related to Spin-Off costs.

On June 10, 2025, the Company announced that it entered into a definitive agreement to acquire all of the issued and outstanding shares of Swedish Electromagnet Invest AB (SEM), a prominent provider of advanced natural gas, hydrogen and other alternative fuel ignition systems, injector stators and linear position sensors for approximately $47 million. The transaction is expected to close in the third quarter of 2025.

Restructuring: The Company recorded $2 million and $7 million in the three and six months ended June 30, 2025, respectively, and $3 million and $5 million in the three and six months ended June 30, 2024, respectively, of restructuring costs for individually approved restructuring actions that primarily related to reductions in headcount in the Fuel Systems segment.

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

The Company’s effective tax rate for the three months ended June 30, 2025 and 2024 was 39% and 62%, respectively. The effective tax rate for the three months ended June 30, 2025 decreased as compared to the prior year as a result of a change in the jurisdictional mix of pre-tax earnings, most notably a decrease in pre-tax losses where no benefit is recognized, partially offset by an increase in uncertain tax position reserves of $11 million related to the periods prior to the Spin-Off.

The Company’s effective tax rate for the six months ended June 30, 2025 and 2024 was 42% and 54%, respectively. The effective tax rate for the six months ended June 30, 2025 decreased as compared to the prior year as a result of a change in the jurisdictional mix of pre-tax earnings, most notably a decrease in pre-tax losses where no benefit is recognized, partially offset by an increase in uncertain tax position reserves of $18 million related to periods prior to the Spin-Off.

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

The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which the Company operates have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. For the three and six months ended June 30, 2025 the Company has provisionally calculated additional top-up tax under the Pillar 2 Framework in certain jurisdictions where the effective tax rate fell below the minimum threshold of 15%. This amount is not significant to the total 2025 income tax provision for the Company.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the 2017 Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing its impact on the consolidated financial statements.

NOTE 6     RECEIVABLES, NET
The table below provides details of Receivables, net as of June 30, 2025 and December 31, 2024:

(in millions)	June 30, 2025	December 31, 2024
Receivables, net:
Customers	$666	$574
Indirect taxes	110	119
Due from Former Parent	85	80
Other	52	53
Gross receivables	913	826
Allowance for credit losses	(8)	(9)
Total receivables, net	$905	$817
NOTE 7     INVENTORIES
A summary of Inventories is presented below:

(in millions)	June 30, 2025	December 31, 2024
Raw material and supplies	$250	$234
Work-in-progress	50	40
Finished goods	201	170
Inventories	$501	$444

NOTE 8     OTHER CURRENT AND NON-CURRENT ASSETS

(in millions)	June 30, 2025	December 31, 2024
Prepayments and other current assets:
Prepaid taxes	$37	$32
Prepaid customer tooling	24	14
Prepaid engineering	20	19
Prepaid software	11	10
Customer return assets	7	8
Derivative instruments	5	—
Prepaid insurance	3	4
Other	12	9
Total prepayments and other current assets	$119	$96

Investments and long-term receivables:
Long-term receivables	$59	$52
Investment in equity affiliates	59	51
Investment in equity securities	5	5
Due from Former Parent	3	3
Total investments and long-term receivables	$126	$111

Other non-current assets:
Operating leases	$50	$54
Deferred income taxes	49	43
Customer incentive payments	10	9
Other	24	22
Total other non-current assets	$133	$128

NOTE 9     GOODWILL AND OTHER INTANGIBLES
During the fourth quarter of each year, the Company assesses its goodwill and indefinite-lived intangibles assigned to each of its reporting units for impairment by either performing a qualitative assessment or a quantitative analysis. No events or circumstances were noted in the first six months of 2025 requiring additional assessment or testing.
A summary of the components in the carrying amount of goodwill as of June 30, 2025 and December 31, 2024 is as follows:

(in millions)	Fuel Systems	Aftermarket	Total
Gross goodwill balance, December 31, 2024	$60	$524	$584
Accumulated impairment losses	—	(113)	(113)
Net goodwill balance, December 31, 2024	$60	$411	$471
Goodwill during the period:
Translation adjustment	8	26	34
Net goodwill balance, June 30, 2025	$68	$437	$505

The Company’s other intangible assets from acquisitions consist of the following:

		June 30, 2025			December 31, 2024
(in millions)	Estimated useful lives (years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Patented and unpatented technology	14 - 15	$155	$60	$95	$144	$51	$93
Customer relationships	14 - 15	272	131	141	259	118	141
Total amortized intangible assets		427	191	236	403	169	234
Unamortized trade names		151	—	151	140	—	140
Total other intangible assets		$578	$191	$387	$543	$169	$374

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
The following table summarizes the activity in the product warranty accrual accounts:

(in millions)	2025	2024
Beginning balance, January 1	$61	$56
Provisions for current period sales	24	18
Payments	(22)	(20)
Other, primarily translation adjustment	3	(1)
Ending balance, June 30	$66	$53

The product warranty liability is classified in the Condensed Consolidated Balance Sheets as follows:

(in millions)	June 30, 2025	December 31, 2024
Other current liabilities	$34	$36
Other non-current liabilities	32	25
Total product warranty liability	$66	$61

NOTE 11     NOTES PAYABLE AND DEBT
As of June 30, 2025 and December 31, 2024, the Company had debt outstanding as follows:

(in millions)	June 30, 2025	December 31, 2024
5.000% Senior Notes due 10/01/25 ($24 million par value)	$24	$24
6.750% Senior Notes due 04/15/29 ($525 million par value)	519	518
6.625% Senior Notes due 10/15/32 ($450 million par value)	444	444
Finance leases	3	2
Total long-term debt	$990	$988
Less: current portion	25	25
Long-term debt, net of current portion	$965	$963
The Company’s long-term debt includes various covenants, none of which are expected to restrict future operations. The Company was in compliance with all covenants as of June 30, 2025.
As of June 30, 2025, the estimated fair values of the Company’s long-term debt totaled $1,023 million, which is $36 million higher than carrying value for the same period. As of December 31, 2024, the estimated fair value of the Company’s long-term debt totaled $1,007 million, which is $21 million higher than carrying value for the same period. Fair market values of the long-term debt are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying values of the Company’s finance leases approximate fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.
The Company has a $500 million revolving credit facility (the Revolving Facility) which matures in July 2028. The Revolving Facility contains customary events of default and various financial covenants including debt to EBITDA and interest coverage ratio. The Company was in compliance with the financial covenants as of June 30, 2025. As of June 30, 2025 and December 31, 2024, the Company had no outstanding borrowings under the Revolving Facility, and availability of $499 million.

NOTE 12     OTHER CURRENT AND NON-CURRENT LIABILITIES
Additional detail related to liabilities is presented in the table below:

(in millions)	June 30, 2025	December 31, 2024
Other current liabilities:
Payroll and employee related	$86	$106
Customer related	85	98
Product warranties (Note 10)	34	36
Income taxes payable	30	35
Operating leases	18	17
Accrued freight	17	17
Uncertain tax positions	16	7
Accrued interest	15	17
Supplier related	11	8
Refundable customer deposits	10	9
Deferred engineering	10	6
Other non-income taxes	10	3
Legal and professional fees	8	6
Deferred income	6	3
Employee termination benefits	4	4
Other	49	50
Total other current liabilities	$409	$422

Other non-current liabilities:
Deferred income taxes	$58	$55
Operating leases	35	39
Product warranties (Note 10)	32	25
Uncertain tax positions	22	8
Deferred income	15	11
Other	11	12
Total other non-current liabilities	$173	$150

NOTE 13    FINANCIAL INSTRUMENTS
The Company’s financial instruments may include long-term debt, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivative contracts. All derivative contracts are placed with counterparties that have a Standard and Poor’s (S&P), or equivalent, investment grade credit rating at the time of the contracts’ placement. An adjustment for non-performance risk is considered in the estimate of fair value in derivative assets based on the counterparty credit default swap (CDS) rate. When the Company is in a net derivative liability position, the non-performance risk adjustment is based on its CDS rate. At June 30, 2025 and December 31, 2024, the Company had no derivative contracts that contained credit-risk-related contingent features.

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

At June 30, 2025 and December 31, 2024, the USD equivalent notional values of outstanding currency derivative instruments used for foreign currency cash flow hedging were $97 million and $85 million, respectively. These amounts were primarily related to Euro denominated forward contracts at British Pound functional currency locations.

Derivative instruments designated as foreign currency cash flow hedges, as defined by ASC Topic 815, “Derivatives and Hedging,” had a $1 million gain recognized in Accumulated other comprehensive loss (AOCI) at June 30, 2025, and a gain of $1 million in Selling, general and administrative expenses in Net earnings for the three and six months ended June 30, 2025. Balances in AOCI are reclassified to earnings when transactions related to the underlying risk are settled. At June 30, 2025 and December 31, 2024, the following amounts were recorded in the Consolidated Balance Sheets as being payable to or receivable from counterparties under ASC Topic 815:

(in millions)	Assets			Liabilities
Derivatives designated as hedging instruments Under Topic 815:	Balance Sheet Location	June 30, 2025	December 31, 2024	Balance Sheet Location	June 30, 2025	December 31, 2024
Foreign currency	Prepayments and other current assets	$3	$—	Other current liabilities	$1	$—

The table below shows deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less for designated net investment hedges.

(in millions)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Net investment hedge	June 30, 2025	December 31, 2024
Foreign currency	$(8)	$(11)	$—
The gains and losses attributable to the financial instrument designated as a net investment hedge were recognized in other comprehensive income (loss) during the periods presented below.

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Net investment hedge	2025	2024	2025	2024
Foreign currency	$2	$(1)	$3	$(3)

The Company utilizes foreign currency derivatives not designated as hedging instruments to mitigate the variability of the remeasurement of monetary assets and liabilities denominated in currencies other than the operating units' functional currency. In February 2025, the Company entered into a $100 million notional value Chinese Yuan (CNY), United States Dollar (USD) fixed rate cross currency swap intended to mitigate the remeasurement of an intercompany loan. The cross-currency swap derivative resulted in a gain of $2 million and $1 million for the three and six months ended June 30, 2025, respectively, and is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. At June 30, 2025, the $2 million fair value of the cross currency swap was recorded in Prepayments and other current assets in the Condensed Consolidated Balance Sheets.

NOTE 14     RETIREMENT BENEFIT PLANS
The Company sponsors various defined contribution savings plans, primarily in the U.S., that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. The Company also has a number of defined benefit pension plans. Under specified conditions, the Company will make contributions to the plans and/or match a percentage of the employee contributions up to certain limits. The estimated contributions to the defined benefit pension plans for 2025 range from $5 million to $9 million, of which $2 million has been contributed through the first six months of the year.
The components of net periodic benefit income recorded in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Service cost	$1	$1	$2	$2
Interest cost	12	12	23	23
Expected return on plan assets	(11)	(11)	(21)	(21)
Amortization of unrecognized loss	—	—	—	(1)
Net periodic benefit cost	$2	$2	$4	$3
The components of net periodic benefit cost other than the service cost component are included in Other postretirement expense, net in the Condensed Consolidated Statements of Operations.
NOTE 15     STOCKHOLDERS' EQUITY
The changes of the Stockholders’ Equity items during the three and six months ended June 30, 2025 and 2024, are as follows:

(in millions)	Issued common stock	Additional paid-in-capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total equity
Balance, March 31, 2025	$1	$1,970	$(327)	$59	(166)	$1,537
Dividends declared ($0.27 per share)	—	—	—	(10)	—	(10)
Stock-based compensation expense	—	4	—	—	—	4
Purchase of treasury stock	—	—	(40)	—	—	(40)
Net earnings	—	—	—	46	—	46
Other comprehensive income	—	—	—	—	90	90
Balance, June 30, 2025	$1	$1,974	$(367)	$95	$(76)	$1,627

(in millions)	Issued common stock	Additional paid-in-capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total equity
Balance, March 31, 2024	$1	$2,018	$(42)	$26	$(153)	$1,850
Dividends declared ($0.25 per share)	—	—	—	(11)	—	(11)
Stock-based compensation expense	—	4	—	—	—	4
Purchase of treasury stock	—	—	(90)	—	—	(90)
Net issuance of executive stock plan	—	(2)	2	—	—	—
Net earnings	—	—	—	14	—	14
Other comprehensive loss	—	—	—	—	(19)	(19)
Spin-Off related adjustments	—	(1)	—	—	—	(1)
Balance, June 30, 2024	$1	$2,019	$(130)	$29	$(172)	$1,747

(in millions)	Issued common stock	Additional paid-in-capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total equity
Balance, December 31, 2024	$1	$1,976	$(230)	$44	$(217)	$1,574
Dividends declared (0.54 per share)	—	—	—	(21)	—	(21)
Stock-based compensation expense	—	8	—	—	—	8
Purchase of treasury stock	—	—	(140)	—	—	(140)
Excise tax on purchase of treasury stock	—	—	(1)	—	—	(1)
Net issuance of executive stock plan	—	(10)	4	—	—	(6)
Net earnings	—	—	—	72	—	72
Other comprehensive income	—	—	—	—	141	141
Balance, June 30, 2025	$1	$1,974	$(367)	$95	$(76)	$1,627

(in millions)	Issued common stock	Additional paid-in-capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total equity
Balance, December 31, 2023	$1	$2,031	$(23)	$9	$(131)	$1,887
Dividends declared ($0.50 per share)	—	—	—	(23)	—	(23)
Stock-based compensation expense	—	8	—	—	—	8
Purchase of treasury stock	—	—	(113)	—	—	(113)
Net issuance of executive stock plan	—	(9)	6	—	—	(3)
Net earnings	—	—	—	43	—	43
Other comprehensive loss	—	—	—	—	(41)	(41)
Spin-Off related adjustments	—	(11)	—	—	—	(11)
Balance, June 30, 2024	$1	$2,019	$(130)	$29	$(172)	$1,747

NOTE 16     ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarize the activity within accumulated other comprehensive loss during the three and six months ended June 30, 2025 and 2024:

(in millions)	Foreign currency translation adjustments	Defined benefit pension plans	Hedge instruments	Total
Beginning balance, March 31, 2025	$(141)	$(25)	$—	$(166)
Comprehensive income (loss) before reclassifications	91	(2)	1	90
Income taxes associated with comprehensive income	—	(1)	—	(1)
Reclassification from accumulated other comprehensive loss	—	1	—	1
Ending Balance, June 30, 2025	$(50)	$(27)	$1	$(76)

(in millions)	Foreign currency translation adjustments	Defined benefit pension plans	Hedge instruments	Total
Beginning balance, March 31, 2024	$(119)	$(34)	$—	$(153)
Comprehensive loss before reclassifications	(18)	(1)	—	(19)
Ending Balance, June 30, 2024	$(137)	$(35)	$—	$(172)

(in millions)	Foreign currency translation adjustments	Defined benefit pension plans	Hedge instruments	Total
Beginning Balance, December 31, 2024	$(193)	$(24)	$—	$(217)
Comprehensive income (loss) before reclassifications	143	(3)	1	141
Income taxes associated with comprehensive income	—	(1)	—	(1)
Reclassification from accumulated other comprehensive loss	—	1	—	1
Ending Balance, June 30, 2025	$(50)	$(27)	$1	$(76)

(in millions)	Foreign currency translation adjustments	Defined benefit pension plans	Hedge instruments	Total
Beginning Balance, December 31, 2023	$(98)	$(33)	$—	$(131)
Comprehensive loss	(39)	(3)	—	(42)
Reclassification from accumulated other comprehensive loss	—	1	—	1
Ending Balance, June 30, 2024	$(137)	$(35)	$—	$(172)

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

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Basic earnings per share:
Net earnings	$46	$14	$72	$43
Weighted average shares of common stock outstanding	39.5	44.8	40.1	45.5
Basic earnings per share of common stock	$1.16	$0.31	$1.80	$0.95

Diluted earnings per share:
Net earnings	$46	$14	$72	$43
Weighted average shares of common stock outstanding	39.5	44.8	40.1	45.5
Effect of stock-based compensation	0.7	0.9	0.7	0.6
Weighted average shares of common stock outstanding including dilutive shares	40.2	45.7	40.8	46.1
Diluted earnings per share of common stock	$1.14	$0.31	$1.76	$0.93

Anti-dilutive stock-based awards excluded from the calculation of diluted earnings per share	0.1	—	0.1	—

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
The following tables show segment revenues and significant expenses for the Company’s reportable segments:

	Three Months Ended June 30, 2025
	Fuel Systems	Aftermarket	Inter-segment Eliminations	Consolidated
(in millions)
Net sales to external customers	$537	$353	$—	$890
Inter-segment eliminations	$55	$—	$(55)	$—
Net Sales	$592	$353	$(55)	$890
Less:
Cost of sales	487	261
Selling, general and administrative expenses (excluding Net R&D costs shown separately below)[1]	17	32
Net R&D costs	27	3
Other segment items[2]	(1)	—
Segment AOI	$62	$57

	Three Months Ended June 30, 2024
	Fuel Systems	Aftermarket	Inter-segment Eliminations	Consolidated
(in millions)
Net sales to external customers	$518	$350	$—	$868
Inter-segment eliminations	$69	$5	$(74)	$—
Net Sales	$587	$355	$(74)	$868
Less:
Cost of sales	489	264
Selling, general and administrative expenses (excluding Net R&D costs shown separately below)[1]	18	35
Net R&D costs	28	2
Other segment items[2]	—	1
Segment AOI	$52	$53

	Six Months Ended June 30, 2025
	Fuel Systems	Aftermarket	Inter-segment Eliminations	Consolidated
(in millions)
Net sales to external customers	$1,010	$676	$—	$1,686
Inter-segment eliminations	$110	$—	$(110)	$—
Net Sales	$1,120	$676	$(110)	$1,686
Less:
Cost of sales	931	496
Selling, general and administrative expenses (excluding Net R&D costs shown separately below)[1]	32	63
Net R&D costs	52	6
Other segment items[2]	(2)	2
Segment AOI	$107	$109

	Six Months Ended June 30, 2024
	Fuel Systems	Aftermarket	Inter-segment Eliminations	Consolidated
(in millions)
Net sales to external customers	$1,045	$686		$1,731
Inter-segment eliminations	$118	$7	$(125)	$—
Net Sales	$1,163	$693	$(125)	$1,731
Less:
Cost of sales	971	504
Selling, general and administrative expenses (excluding Net R&D costs shown separately below)[1]	34	69
Net R&D costs	52	5
Other segment items[2]	(1)	2
Segment AOI	$107	$113
____________

[1] Excludes acquisition-related intangible amortization. [2] Other segment items include inter-segment fees and other income.

The following table shows a reconciliation of Segment AOI to Earnings before income taxes for the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Fuel Systems	$62	$52	$107	$107
Aftermarket	57	53	109	113
Segment AOI	119	105	216	220

Corporate, including stock-based compensation	25	21	49	39
Amortization of acquisition-related intangibles	7	7	14	14
Transaction-related (benefits) costs	(4)	3	(5)	20
Restructuring expense	2	3	7	5
Equity in affiliates’ earnings, net of tax	(4)	(2)	(8)	(5)
Interest income	(4)	(4)	(8)	(8)
Interest expense	21	39	40	61
Other postretirement expense, net	1	1	2	1
Earnings before income taxes	$75	$37	$125	$93
Segment Information
Segment information as of June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 and 2024 is presented in the tables below:

Assets
(in millions)	June 30, 2025	December 31, 2024
Fuel Systems	$2,060	$1,902
Aftermarket	1,421	1,332
Total	3,481	3,234
Corporate[1]	413	534
Consolidated	$3,894	$3,768
_______________

[1] Corporate assets include cash and cash equivalents, investments and long-term receivables, and deferred income taxes.

Depreciation and amortization	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Fuel Systems	$32	$34	$62	$68
Aftermarket	7	6	13	12
Total	39	40	75	80
Corporate	—	—	1	1
Consolidated	$39	$40	$76	$81

Long-lived asset expenditures[1]	Six Months Ended June 30,
(in millions)	2025	2024
Fuel Systems	$62	$52
Aftermarket	5	6
Total	67	58
Corporate	2	2
Consolidated	$69	$60
_______________

[1] Long-lived asset expenditures include capital expenditures and tooling outlays.

NOTE 20    OPERATING CASH FLOW AND OTHER SUPPLEMENTAL FINANCIAL INFORMATION

	Six Months Ended June 30,
(in millions)	2025	2024
OPERATING
Net earnings	$72	$43
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and tooling amortization	62	67
Intangible asset amortization	14	14
Restructuring expense, net of cash paid	1	5
Loss on extinguishment of debt	—	20
Stock-based compensation expense	8	8
Deferred income tax (benefit) expense	(3)	7
Other non-cash adjustments, net	(7)	(2)
Changes in assets and liabilities, excluding foreign currency translation adjustments:
Receivables	(39)	19
Inventories	(28)	4
Prepayments and other current assets	(7)	(11)
Accounts payable and other current liabilities	23	(23)
Prepaid taxes and income taxes payable	(11)	6
Other assets and liabilities	14	(16)
Retirement benefit plan contributions	(2)	(1)
Net cash provided by operating activities	$97	$140

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
Interest, net	$29	$17
Income taxes, net of refunds	$40	$27

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
•governmental investigations and related proceedings regarding vehicle emissions standards, including related to diesel defeat devices;
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
Proposed Acquisition of Swedish Electromagnet Invest AB (SEM)
On June 10, 2025, the Company announced that it entered into a definitive agreement to acquire all of the issued and outstanding shares of Swedish Electromagnet Invest AB (SEM), a prominent provider of advanced natural gas, hydrogen and other alternative fuel ignition systems, injector stators and linear position sensors for approximately $47 million. The acquisition is expected to generate approximately $50 million of annual revenue and approximately $10 million of annual adjusted EBITDA. The transaction is expected to close in the third quarter of 2025.

Key Trends and Economic Factors
Commodities and Other Inflationary Impacts. Prices for commodities remain volatile, and since the beginning of 2021, the Company’s business has experienced price increases for base metals (e.g., steel, aluminum and copper) but have mostly stabilized in 2025 compared to 2024. New trade restrictions, including export controls, and/or increases in tariffs could have a material impact on our business, financial condition, or results of operations by increasing our input costs and decreasing demand in the commercial vehicle (CV) and light vehicle (LV) markets, although the nature of those trade restrictions and tariffs remains unclear. Additionally, these tariffs increase the risk for elevated inflation more generally, which may be driving an increase in other input costs. As a result, the Company may experience higher costs, especially with respect to products imported from certain regions subject to significant tariff increases, including, but not limited to, Mexico and China.

Outlook
We expect earnings and cash generation in 2025 to be challenged as we expect a softening of the original equipment markets to outpace our ability to drive operational efficiencies and grow our Aftermarket sales. Continued economic and political uncertainty has caused the CV and LV markets to soften. LV volumes in our key markets for 2025 are expected to decline by mid-single digit percentages. CV volumes in our key markets are expected to decline by low-single digit percentages. Assuming constant foreign exchange rates and excluding sales from acquisitions, we expect flat to a modest increase in sales. Additionally, we may be impacted by other macroeconomic challenges in 2025, including but not limited to inflation, supply chain constraints, market volatility, higher tariffs relevant to our operations (particularly in Mexico and China) and changes in international trade relations.
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2025 vs. Three Months Ended June 30, 2024
The following table presents a summary of the Company’s operating results:

	Three Months Ended June 30,
(in millions)	2025		2024
Net sales		% of net sales		% of net sales
Fuel Systems	$592	66.5%	$587	67.6%
Aftermarket	353	39.7%	355	40.9%
Inter-segment eliminations	(55)	(6.2)%	(74)	(8.5)%
Total net sales	890	100.0%	868	100.0%
Cost of sales	693	77.9%	680	78.3%
Gross profit	197	22.1%	188	21.7%
Selling, general and administrative expenses	112	12.6%	112	12.9%
Other operating (income) expense, net	(4)	(0.4)%	5	0.6%
Operating income	89	9.9%	71	8.2%
Equity in affiliates’ earnings, net of tax	(4)	(0.4)%	(2)	(0.2)%
Interest income	(4)	(0.4)%	(4)	(0.5)%
Interest expense	21	2.4%	39	4.5%
Other postretirement expense, net	1	0.1%	1	0.1%
Earnings before income taxes	75	8.2%	37	4.3%
Provision for income taxes	29	3.3%	23	2.6%
Net earnings	$46	4.9%	$14	1.7%

Net sales and Cost of sales
Net sales for the three months ended June 30, 2025 totaled $890 million, an increase of $22 million, or 3%, compared to the three months ended June 30, 2024. Cost of sales and cost of sales as a percentage of net sales were $693 million and 78%, respectively, during the three months ended June 30, 2025, compared to $680 million and 78%, respectively, during the three months ended June 30, 2024. The change in net sales and cost of sales for the three months ended June 30, 2025 was primarily driven by positive impacts of foreign currency primarily due to the strengthening of the Euro and British Pound relative to the U.S. Dollar and supplier savings, partially offset by the end of the contract manufacturing agreements with the Former Parent in the second quarter of 2024. Gross profit was negatively impacted by unfavorable impacts from recent tariff changes, for which the Company continues to negotiate with customers to achieve full recovery.

(in millions)	Net Sales	Cost of Sales	Gross Profit
Three Months Ended June 30, 2024	$868	$680	$188
Volume and mix	2	(4)	6
Customer pricing	(2)	—	(2)
Supplier costs	—	(6)	6
Tariff cost and recovery	9	11	(2)
Employee costs	—	5	(5)
Contract manufacturing agreements	(5)	(5)	—
Foreign currency and other	18	12	6
Three Months Ended June 30, 2025	$890	$693	$197
Selling, general and administrative expenses (SG&A)
SG&A for the three months ended June 30, 2025 and 2024 was $112 million, or 13% as a percentage of net sales. SG&A expenses remained flat period-over-period, attributable to favorable foreign currency impacts, offset primarily by increased employee costs, including stock-based compensation.

	Three Months Ended June 30,
(in millions)	2025	2024	Change ($)
Employee costs	$40	$36	$4
Research & development	30	30	—
Information technology	7	6	1
Amortization of acquisition-related intangibles	7	7	—
Other	28	33	(5)
Selling, general and administrative expenses	$112	$112	$—

Other operating (income) expense, net
Other operating (income) expense, net was $4 million of income and $5 million of expense for the three months ended June 30, 2025 and 2024, respectively. The change in other operating (income) expense, net was primarily driven by a decrease in transaction-related costs, primarily related to adjustments under the Tax Matters Agreement. Other operating (income) expense, net was comprised of the following:

	Three Months Ended June 30,
(in millions)	2025	2024	Change ($)
Restructuring	$2	$3	$(1)
Transaction-related (benefits) costs	(4)	3	(7)
Other operating income, net	(2)	(1)	(1)
Other operating (income) expense, net	$(4)	$5	$(9)
Equity in affiliates’ earnings, net of tax
Equity in affiliates’ earnings, net of tax was $4 million and $2 million in the three months ended June 30, 2025 and 2024, respectively. This line item is driven by the results of the Company’s unconsolidated joint venture.
Interest income
Interest income was $4 million in the three months ended June 30, 2025 and 2024. The interest income is primarily related to interest earned on funds held in money market, local overnight deposits, and short term investments.
Interest expense
Interest expense was $21 million and $39 million in the three months ended June 30, 2025 and 2024, respectively. The decrease was primarily due to the loss on extinguishment as a result of the restructuring of the Company’s debt positions in the prior period. See Note 11, “Notes Payable and Debt”, for further discussion.
Provision for income taxes
Provision for income taxes was $29 million for the three months ended June 30, 2025, resulting in an effective tax rate of 39%, compared to $23 million, or 62%, for the three months ended June 30, 2024. The effective tax rate for the three months ended June 30, 2025 deceased as compared to the prior year as result of a change in the jurisdictional mix of pre-tax earnings, partially offset by an increase in uncertain tax position reserves of $11 million related to periods prior to the Spin-Off.
Excluding the impact of items not related to the Company’s ongoing operations, the Company’s effective tax rate associated with ongoing operations was 36% for the three months ended June 30, 2025 compared to 42% for the three months ended June 30, 2024.
For further details, see Note 5, “Income Taxes,” to the Condensed Consolidated Financial Statements for the three months ended June 30, 2025 and 2024.

Net earnings per diluted share and adjusted net earnings per diluted share
The Company’s net earnings per diluted share was $1.14 and $0.31 for the three months ended June 30, 2025 and 2024, respectively. The Company’s adjusted net earnings per diluted share was $1.27 and $0.88 for the three months ended June 30, 2025 and 2024, respectively. The Company defines adjusted net earnings per diluted share, a non-GAAP measure, as net earnings per diluted share adjusted to exclude: (i) the impact of restructuring expense, transaction-related costs, impairment charges and other gains, losses and tax effects and adjustments not reflective of the Company’s ongoing operations; and (ii) acquisition-related intangibles amortization expense because it pertains to non-cash expenses that the Company does not use to evaluate core operating performance. Management believes that adjusted net earnings per diluted share is useful to investors in assessing the Company’s ongoing financial performance, as it provides improved comparability between periods through the exclusion of certain items that management believes are not indicative of the Company’s core operating performance.

	Three Months Ended June 30,
	2025	2024
Net earnings per diluted share	$1.14	$0.31
Amortization of acquisition-related intangibles	0.18	0.15
Restructuring expense	0.05	0.07
Transaction-related (benefits) costs	(0.10)	0.06
Loss on extinguishment of debt	—	0.44
Tax effects and adjustments	—	(0.15)
Adjusted net earnings per diluted share	$1.27	$0.88
Results by Reportable Segment for the three months ended June 30, 2025 and 2024
The Company’s business is aggregated into two reportable segments: Fuel Systems and Aftermarket.
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
Segment AOI excludes certain corporate costs, which primarily represent corporate expenses not directly attributable to the individual segments. Corporate expenses not allocated to Segment AOI were $25 million and $21 million for the three months ended June 30, 2025 and 2024, respectively. The increase in corporate expenses was primarily related to foreign exchange losses and the addition of a second tranche of performance stock units under the Company's stock incentive plan.
Refer to Note 19, “Reportable Segments and Related Information” to the Condensed Consolidated Financial Statements, for more information.

The following table presents Net sales and Segment AOI for the Company’s reportable segments:

	Three Months Ended June 30,
	2025			2024
(in millions)	Net Sales to Customers	Segment AOI	% Margin	Net Sales to Customers	Segment AOI	% Margin
Fuel Systems	$537	$62	11.5%	$518	$52	10.0%
Aftermarket	353	57	16.1%	350	53	15.1%
Totals	$890	$119		$868	$105
The following table presents the year-over-year change in net sales and Segment AOI for the Company’s reportable segments for the three months ended:

	Fuel Systems		Aftermarket
(in millions)	Net sales	Segment AOI	Net sales	Segment AOI
June 30, 2024	$518	$52	$350	$53
Volume and mix	9	2	(7)	4
Customer pricing	(1)	(1)	(1)	(1)
Supplier costs	—	4	—	2
Tariff cost and recovery	4	(1)	5	(1)
Contract manufacturing agreements	(5)	—	—	—
Foreign currency and other	12	6	6	—
June 30, 2025	$537	$62	$353	$57
The Fuel Systems segment’s Segment Adjusted Operating margin was 11.5% for the three months ended June 30, 2025, compared to 10.0% for the three months ended June 30, 2024. The Segment Adjusted Operating margin increase was primarily due to supply chain savings, other cost of sales improvements and favorable foreign currency impacts.
The Aftermarket segment’s Segment Adjusted Operating margin was 16.1% for the three months ended June 30, 2025, compared to 15.1% for the three months ended June 30, 2024. The Segment Adjusted Operating margin increased primarily due to favorable product mix, supply chain efficiencies and favorable foreign currency impacts.

RESULTS OF OPERATIONS
Six Months Ended June 30, 2025 vs. Six Months Ended June 30, 2024
The following table presents a summary of the Company’s operating results:

	Six Months Ended June 30,
(in millions)	2025		2024
Net sales		% of net sales		% of net sales
Fuel Systems	$1,120	66.4%	$1,163	67.2%
Aftermarket	676	40.1%	693	40.0%
Inter-segment eliminations	(110)	(6.5)%	(125)	(7.2)%
Total net sales	1,686	100.0%	1,731	100.0%
Cost of sales	1,317	78.1%	1,351	78.0%
Gross profit	369	21.9%	380	22.0%
Selling, general and administrative expenses	219	13.0%	216	12.5%
Other operating (income) expense, net	(1)	(0.1)%	22	1.3%
Operating income	151	9.0%	142	8.2%
Equity in affiliates’ earnings, net of tax	(8)	(0.5)%	(5)	(0.3)%
Interest income	(8)	(0.5)%	(8)	(0.5)%
Interest expense	40	2.4%	61	3.5%
Other postretirement expense, net	2	0.1%	1	0.1%
Earnings before income taxes	125	7.5%	93	5.4%
Provision for income taxes	53	3.1%	50	2.9%
Net earnings	$72	4.4%	$43	2.5%

Net sales and Cost of sales
Net sales for the six months ended June 30, 2025 totaled $1,686 million, a decrease of $45 million, or 3%, compared to the six months ended June 30, 2024. Cost of sales and cost of sales as a percentage of net sales were $1,317 million and 78%, respectively, during the six months ended June 30, 2025, compared to $1,351 million and 78%, respectively, during the six months ended June 30, 2024. The change in net sales and cost of sales for the six months ended June 30, 2025 was primarily driven by unfavorable volume and mix driven by lower OEM sales across all regions, and the end of the contract manufacturing agreements with the Former Parent in the second quarter of 2024. Cost of sales was also negatively impacted by a $7 million nonrecurrence of a supplier settlement and unfavorable impacts from recent tariff changes, for which the Company continues to negotiate with customers to achieve full recovery.

(in millions)	Net Sales	Cost of Sales	Gross Profit
Six Months Ended June 30, 2024	$1,731	$1,351	$380
Volume and mix	(32)	(25)	(7)
Customer pricing	(2)	—	(2)
Supplier costs	—	(4)	4
Tariff cost and recovery	9	15	(6)
Employee costs	—	3	(3)
Contract manufacturing agreements	(22)	(22)	—
Foreign currency and other	2	(1)	3
Six Months Ended June 30, 2025	$1,686	$1,317	$369
Selling, general and administrative expenses (SG&A)
SG&A for the six months ended June 30, 2025 was $219 million as compared to $216 million for the six months ended June 30, 2024. SG&A as a percentage of net sales was 13% for the six months ended June 30, 2025 and 2024. The change in SG&A expenses was primarily attributable to increased employee costs, including stock-based compensation, offset by favorable foreign currency impacts.

	Six Months Ended June 30, 2025
(in millions)	2025	2024	Change ($)
Employee costs	$75	$66	$9
Research & development	58	57	1
Information technology	15	14	1
Amortization of acquisition-related intangibles	14	14	—
Other	57	65	(8)
Selling, general and administrative expenses	$219	$216	$3

Other operating (income) expense, net
Other operating (income) expense, net was $1 million of income and $22 million of expense for the six months ended June 30, 2025 and 2024, respectively. The change in other operating expense, net was mainly driven by a decrease in transaction-related costs, primarily related to adjustments under the Tax Matters Agreement. Other operating (income) expense, net was comprised of the following:

	Six Months Ended June 30,
(in millions)	2025	2024	Change ($)
Restructuring	$7	$5	$2
Transaction-related (benefits) costs	(5)	20	(25)
Other operating income, net	(3)	(3)	—
Other operating (income) expense, net	$(1)	$22	$(23)
Equity in affiliates’ earnings, net of tax
Equity in affiliates’ earnings, net of tax was $8 million and $5 million in the six months ended June 30, 2025 and 2024, respectively. This line item is driven by the results of the Company’s unconsolidated joint venture.
Interest income
Interest income was $8 million in the six months ended June 30, 2025 and 2024. The interest income is primarily related to interest earned on funds held in money market, local overnight deposits, and short term investments.
Interest expense
Interest expense was $40 million and $61 million in the six months ended June 30, 2025 and 2024, respectively. The decrease was primarily due to the loss on extinguishment as a result of the restructuring of the Company’s debt positions in the prior period. See Note 11, “Notes Payable and Debt”, for further discussion.
Provision for income taxes
Provision for income taxes was $53 million for the six months ended June 30, 2025, resulting in an effective tax rate of 42%, compared to $50 million, or 54%, for the six months ended June 30, 2024. The effective tax rate for the six months ended June 30, 2025 decreased as compared to the prior year as a result of a change in the jurisdictional mix of pre-tax earnings, most notably a decrease in pre-tax losses where no benefit is recognized, partially offset by an increase in pre-spin uncertain tax position reserves of $18 million.
Excluding the impact of items not related to the Company’s ongoing operations, the Company’s effective tax rate associated with ongoing operations was 36% for the six months ended June 30, 2025 compared to 40% for the six months ended June 30, 2024.

For further details, see Note 5, “Income Taxes,” to the Condensed Consolidated Financial Statements for the six months ended June 30, 2025 and 2024.

Net earnings per diluted share and adjusted net earnings per diluted share
The Company’s net earnings per diluted share was $1.76 and $0.93 for the six months ended June 30, 2025 and 2024, respectively. The Company’s adjusted net earnings per diluted share was $2.21 and $1.98 for the six months ended June 30, 2025 and 2024, respectively. The Company defines adjusted net earnings per diluted share, a non-GAAP measure, as net earnings per diluted share adjusted to exclude: (i) the impact of restructuring expense, transaction-related costs, impairment charges and other gains, losses and tax effects and adjustments not reflective of the Company’s ongoing operations; and (ii) acquisition-related intangibles amortization expense because it pertains to non-cash expenses that the Company does not use to evaluate core operating performance. Management believes that adjusted net earnings per diluted share is useful to investors in assessing the Company’s ongoing financial performance, as it provides improved comparability between periods through the exclusion of certain items that management believes are not indicative of the Company’s core operating performance.

	Six Months Ended June 30,
	2025	2024
Net earnings per diluted share	$1.76	$0.93
Amortization of acquisition-related intangibles	0.35	0.30
Restructuring expense	0.17	0.11
Loss on extinguishment of debt	—	0.44
Transaction-related (benefits) costs	(0.12)	0.43
Tax effects and adjustments	0.05	(0.23)
Adjusted net earnings per diluted share	$2.21	$1.98
Results by Reportable Segment for the six months ended June 30, 2025 and 2024
The Company’s business is aggregated into two reportable segments: Fuel Systems and Aftermarket.
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
Segment AOI excludes certain corporate costs, which primarily represent corporate expenses not directly attributable to the individual segments. Corporate expenses not allocated to Segment AOI were $49 million and $39 million for the six months ended June 30, 2025 and 2024, respectively. The increase in corporate expenses was primarily related to additional costs resulting from moving to a fully staffed standalone company and exiting the transition service agreements with the Former Parent, foreign exchange losses and the addition of a second tranche of performance stock units under the Company's stock incentive plan.
Refer to Note 19, “Reportable Segments and Related Information” to the Condensed Consolidated Financial Statements, for more information.

The following table presents Net sales and Segment AOI for the Company’s reportable segments:

	Six Months Ended June 30,
	2025			2024
(in millions)	Net Sales to Customers	Segment AOI	% Margin	Net Sales to Customers	Segment AOI	% Margin
Fuel Systems	$1,010	$107	10.6%	$1,045	$107	10.2%
Aftermarket	676	109	16.1%	686	113	16.5%
Totals	$1,686	$216		$1,731	$220
The following table presents the year-over-year change in net sales and Segment AOI for the Company’s reportable segments for the six months ended:

	Fuel Systems		Aftermarket
(in millions)	Net sales	Segment AOI	Net sales	Segment AOI
June 30, 2024	$1,045	$107	$686	$113
Volume and mix	(16)	(5)	(16)	(2)
Customer pricing	(3)	(3)	1	1
Supplier costs	—	1	—	3
Tariff cost and recovery	4	(3)	5	(3)
Contract manufacturing agreements	(22)	—	—	—
Foreign currency and other	2	10	—	(3)
June 30, 2025	$1,010	$107	$676	$109
The Fuel Systems segment’s Segment Adjusted Operating margin was 10.6% for the six months ended June 30, 2025, compared to 10.2% for the six months ended June 30, 2024. The Segment Adjusted Operating margin increase was primarily due to favorable foreign exchange impact and supply chain savings, partially offset by unfavorable mix, the nonrecurrence of a supplier settlement and the impacts of recent tariff changes.
The Aftermarket segment’s Segment Adjusted Operating margin was 16.1% for the six months ended June 30, 2025, compared to 16.5% for the six months ended June 30, 2024. The Segment Adjusted Operating margin decreased primarily due to impacts of recent tariff changes on the segment’s OEM sales and unfavorable mix, partially offset by favorable foreign exchange impacts and supply chain efficiencies.
LIQUIDITY AND CAPITAL RESOURCES
Overview
The Company maintains various liquidity sources, including cash and cash equivalents and the unused portion of its $500 million revolving credit facility maturing in July 2028 (the Revolving Facility). As of June 30, 2025, the Company had liquidity of $846 million, comprised of cash and cash equivalent balances of $347 million and availability on the Revolving Facility of $499 million. Given the Company’s strong liquidity position, management believes that it will have sufficient liquidity and will maintain compliance with all covenants through at least the next 12 months.
At June 30, 2025 and December 31, 2024, the Company had $347 million and $484 million of cash and cash equivalents, respectively, of which $290 million and $409 million, respectively, was held by our subsidiaries outside of the United States. We believe our existing cash and cash flows generated from operations and indebtedness incurred in conjunction with the Spin-Off discussed below will be responsive to the needs of our current and planned operations for at least the next 12 months and the foreseeable future thereafter.
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
Cash Flows
Operating Activities
Net cash provided by operating activities was $97 million and $140 million in the six months ended June 30, 2025 and 2024, respectively. The decrease in cash from operating activities for the six months ended June 30, 2025 compared with the six months ended June 30, 2024 was primarily due to increased working capital demands as the Company navigates fluctuating volumes and other shifting industry conditions.
Investing Activities
Net cash used in investing activities was $68 million and $59 million in the six months ended June 30, 2025 and 2024, respectively, primarily related to capital expenditures. As a percentage of sales, capital expenditures were 4.1% and 3.5% for the six months ended June 30, 2025 and 2024, respectively.
Financing Activities
Net cash used in financing activities was $169 million and $126 million in the six months ended June 30, 2025 and 2024, respectively, primarily related to stock repurchases.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates disclosures appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies And Estimates,” in the Company’s Form 10-K filed on February 13, 2025. There were no material changes to this information during the quarter ended June 30, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk appear in “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” and “Item 1A - Risk Factors” in the Company’s Form 10-K filed on February 13, 2025. Excluding the information discussed below, there were no material changes to this information during the quarter ended June 30, 2025.
Currency Exchange Rate Risk
Currency exchange rate risk refers to the possibility that the Company may incur economic losses due to adverse changes in currency exchange rates. The Company operates globally and transacts in multiple currencies in addition to its reporting currency, the U.S. dollar. Although the Company generally uses the national or regional currency as the functional currency of its local entities, the Company has a significant amount of transactions in non-functional currency denominations including U.S. Dollar, Euro, Chinese Renminbi, Great British Pound and Mexico Peso. The Company mitigates its currency exchange rate risk by establishing local production facilities and related supply chain participants in the markets it serves, by invoicing customers in the same currency as the source of the products. The Company at times will also use derivative financial instruments to mitigate the risk of certain transactional foreign currency exposures.
In addition, the Company executed an intercompany loan designated as a net investment hedge to mitigate specific exchange rate translation risk. As of June 30, 2025 and December 31, 2024, the Company deferred a pre-tax loss of $8 million and $11 million, respectively, for the designated net investment hedge within the cumulative translation account within accumulated other comprehensive income, a component of total shareholders’ equity.
Currency translation adjustments, including the impact of the net investment hedges discussed above, during the six months ended June 30, 2025 and 2024, are shown in the following tables, which provide the percentage change in U.S. Dollars against the respective currencies and the approximate impacts of these changes recorded within other comprehensive income (loss) for the respective periods.

(in millions, except for percentages)	June 30, 2025
Euro	14%	$84
Brazilian Real	14%	$19
British Pound	10%	$26
Chinese Renminbi	2%	$9

(in millions, except for percentages)	June 30, 2024
Brazilian Real	(13)%	$(23)
Chinese Renminbi	(2)%	$(10)
Euro	(3)%	$(3)
Korean Won	(6)%	$(2)
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

Item 1A. Risk Factors
We face a number of risks and uncertainties that could materially and adversely affect our business, financial condition or results of operations. A discussion of our risk factors can be found in Part I, Item 1A. Risk Factors in the Company’s Form 10-K filed on February 13, 2025. Readers should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. During the three months ended June 30, 2025, there were no material changes to our previously disclosed risk factors.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
In August 2024, the Company’s Board of Directors increased the capacity under our previously announced share repurchase program by $250 million. On February 12, 2025, an additional $200 million of capacity was approved, for a total share repurchase program of $600 million. As of June 30, 2025, the Company had repurchased $376 million of common stock under its repurchase program, excluding the impact of Federal excise tax. Under the repurchase program, shares may be repurchased in open market transactions, privately negotiated transactions, or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans in compliance with SEC requirements. The exact amount and timing of any purchases will depend on a number of factors, including trading price, trading volume, and general market conditions. The repurchase program has no expiration date and may be suspended, discontinued, or resumed at any time. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued.

Employee transactions include shares of the Company’s common stock withheld by the Company in connection with employees’ payment of taxes associated with the vesting of their restricted stock awards granted under the PHINIA Inc. 2023 Stock Incentive Plan.

The following table provides information about the Company’s purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2025:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in millions)
May 1, 2025 - May 31, 2025
Common Stock Repurchase Program	445,611	$43.50	445,611	$245
June 1, 2025 - June 30, 2025
Common Stock Repurchase Program	480,139	$42.94	480,139	$224

Item 5. Other Information
Second Amended and Restated By-Laws

On July 21, 2025, the Board approved the Second Amended and Restated By-Laws of PHINIA Inc., effective as of such date (the Amended and Restated By-Laws).

The Amended and Restated By-Laws include certain changes to the notice procedures by which shareholders may recommend nominees for election to the Board, among other updates, including:

•certain revisions to conform to the Delaware General Corporation Law (the DGCL), including giving the Company the ability to provide shareholders information regarding an adjourned meeting in any manner permitted by the DGCL;
•clarification of procedures, definitions and disclosure requirements set forth in the advance notice by-law provisions for director nominations made and business proposals submitted by shareholders (other than proposals submitted pursuant to Rule 14a-8 under the Exchange Act); and
•incorporation of certain administrative and modernizing changes.
The foregoing description of the Amended and Restated By-Laws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated By-Laws, which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Trading Arrangements
During the six months ended June 30, 2025, none of the individuals serving as the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, at that time adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

3.1	Second Amended and Restated By-Laws of PHINIA Inc.*
10.1	Amended and Restated PHINIA Inc. Transition Income Plan.*+
31.1	Rule 13a-(14a)/15d-(14a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*
____________
*Filed herewith.
**    Furnished herewith.
+     Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHINIA Inc.

By:	/s/ Samantha M. Pombier
(Signature)

Samantha M. Pombier
Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)
Date: July 24, 2025