Form 10-Q
period 2025-09-30
PHINIA INC.
filed 2025-10-28
CIK 1968915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 24, 2025, the registrant had 38,442,674 shares of voting common stock outstanding.

PHINIA INC.
FORM 10-Q
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PHINIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$349	$484
Receivables, net	898	817
Inventories	523	444
Prepayments and other current assets	148	96
Total current assets	1,918	1,841

Property, plant and equipment, net	864	843
Investments and long-term receivables	154	111
Goodwill	509	471
Other intangible assets, net	406	374
Other non-current assets	136	128
Total assets	$3,987	$3,768

LIABILITIES AND EQUITY
Short-term borrowings and current portion of long-term debt	$26	$25
Accounts payable	627	522
Other current liabilities	465	422
Total current liabilities	1,118	969

Long-term debt	966	963
Retirement-related liabilities	125	112
Other non-current liabilities	192	150
Total liabilities	2,401	2,194

Commitments and contingencies (Note 19)

Common stock	1	1
Additional paid-in capital	1,975	1,976
Retained earnings	97	44
Accumulated other comprehensive loss	(90)	(217)
Treasury stock	(397)	(230)
Total equity	1,586	1,574
Total liabilities and equity	$3,987	$3,768
See accompanying Notes to Condensed Consolidated Financial Statements.

PHINIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Net sales	$908	$839	$2,594	$2,570
Cost of sales	708	652	2,025	2,003
Gross profit	200	187	569	567

Selling, general and administrative expenses	105	108	324	324
Restructuring expense	4	6	11	11
Other operating expense, net	57	7	49	24
Operating income	34	66	185	208

Equity in affiliates’ earnings, net of tax	(3)	(3)	(11)	(8)
Interest income	(3)	(4)	(11)	(12)
Interest expense	20	20	60	81
Other postretirement expense, net	1	—	3	1
Earnings before income taxes	19	53	144	146

Provision for income taxes	6	22	59	72

Net earnings	$13	$31	$85	$74

Earnings per share — basic	$0.34	$0.72	$2.15	$1.66

Earnings per share— diluted	$0.33	$0.70	$2.10	$1.63

Weighted average shares outstanding:
Basic	38.7	43.1	39.6	44.7
Diluted	39.6	44.1	40.4	45.4
See accompanying Notes to Condensed Consolidated Financial Statements.

PHINIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net earnings	$13	$31	$85	$74

Other comprehensive income
Foreign currency translation adjustments(1)	(15)	59	128	20
Defined benefit pension plans(1)	1	(2)	(2)	(4)
Hedge instruments(1)	—	—	1	—
Total other comprehensive (loss) income	(14)	57	127	16

Comprehensive (loss) income	$(1)	$88	$212	$90
_____________
(1) Net of income taxes.
See accompanying Notes to Condensed Consolidated Financial Statements.

PHINIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2025	2024
OPERATING
Net cash provided by operating activities (see Note 22)	$216	$235
INVESTING
Capital expenditures, including tooling outlays	(95)	(85)
Payments for business acquired, net of cash acquired	(9)	—
Payments for investment in equity securities	—	(1)
Proceeds from asset disposals and other, net	1	2
Net cash used in investing activities	(103)	(84)
FINANCING
Net decrease in notes payable	—	(75)
Proceeds from issuance of long-term debt, net of discount	—	975
Payments for debt issuance costs	—	(15)
Repayments of debt, including current portion	—	(722)
Repayment of acquired debt	(32)	—
Dividends paid to PHINIA stockholders	(32)	(33)
Payments for purchase of treasury stock, including excise tax	(172)	(188)
Payments for stock-based compensation items	(9)	(3)
Net cash used in financing activities	(245)	(61)
Effect of exchange rate changes on cash	(3)	22
Net (decrease) increase in cash and cash equivalents	(135)	112
Cash and cash equivalents at beginning of year	484	365
Cash and cash equivalents at end of period	$349	$477
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

NOTE 1     BASIS OF PRESENTATION
The Company's Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements were condensed or omitted as permitted by such rules and regulations. In the opinion of management, all normal recurring adjustments necessary for a fair statement of results have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The balance sheet as of December 31, 2024 was derived from the audited financial statements as of that date. Certain amounts for the prior periods presented were reclassified to conform to the current period presentation.
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

In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” This guidance requires entities to capitalize internal-use software costs when the Company has authorized and committed funding and it is probable the project will be completed. This guidance is effective for annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of this ASU on its financial statements.

NOTE 2     ACQUISITION
On August 1, 2025, the Company acquired 100% of Swedish Electromagnet Invest AB (SEM) for $47 million, comprised of $15 million of cash paid and $32 million cash used to extinguish debt assumed through the acquisition. SEM is part of the Fuel Systems segment, and is a prominent provider of advanced natural gas, hydrogen and other alternative fuel ignition systems, injector stators and linear position sensors.
The SEM acquisition was accounted for as a business combination, with the purchase price, net of cash acquired, allocated on a preliminary basis as of August 1, 2025. The preliminary allocation of the purchase price to acquired assets and liabilities assumed, including the residual amount recognized as goodwill, is based upon estimated information and is subject to change within the measurement period. The measurement period is a period not to exceed one year from the acquisition date during which the Company may adjust estimated or provisional amounts recorded during purchase accounting if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date. Measurement period adjustments are recorded in the period identified. The Company is in the process of finalizing all purchase accounting adjustments. Certain estimated values for the acquisition, including goodwill, intangible assets and deferred taxes are not yet finalized, and the preliminary purchase price allocations are subject to change as the Company completes its analysis of the fair value at the date of acquisition. The final valuation of assets acquired and liabilities assumed may be materially different from the estimated values shown below.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the date of acquisition:

(in millions)	Initial Purchase Price Allocation
Total purchase consideration(1)	$15

ASSETS
Cash and cash equivalents	$6
Property, plant and equipment, net	5
Other intangible assets, net	27
Other assets	25
Total assets acquired	$63

LIABILITIES
Long-term debt	$33
Other liabilities	19
Total liabilities assumed	$52

Net assets acquired	$11
Goodwill(2)	$4
____________

[1] Total purchase consideration excludes cash paid of $32 million used to extinguish debt assumed through the acquisition. [2] Goodwill is not deductible for tax purposes.
The preliminary valuation of intangible assets consisted of the following assets subject to amortization (in millions, except weighted-average useful life):

	Fair Value	Weighted-Average Useful Life	Valuation Methodology	Key Assumptions
Customer relationships	$18	12 years	Multi-period excess earnings	Discount rate, customer attrition rate
Patented and unpatented technology	9	6 years	Relief-from-royalty	Royalty rate, discount rate, obsolescence factor
The purchase price, net of cash acquired, was allocated based on the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition with the excess purchase price recorded as goodwill, all of which was allocated to the Fuel Systems segment. The goodwill is primarily the result of expected synergies as well as enhancing the Company’s product portfolio and strategy, enabling the Company to explore adjacent market opportunities to increase Fuel Systems sales globally. Amortization expense of purchased intangible assets is primarily recognized on a straight-line basis.
NOTE 3     REVENUE FROM CONTRACTS WITH CUSTOMERS
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

In limited instances, certain customers have provided payments in advance of receiving related products, typically at the onset of an arrangement prior to the beginning of production. As of September 30, 2025, the balance of contract liabilities was $17 million, of which $7 million was reflected in Other current liabilities and $10 million was reflected in Other non-current liabilities. As of December 31, 2024, the balance of contract liabilities was $7 million, of which $3 million was reflected in Other current liabilities and $4 million was reflected as Other non-current liabilities. These amounts are reflected as revenue over the term of the arrangement (typically three to seven years) as the underlying products are shipped and represent the Company’s remaining performance obligations as of the end of the period.
The following table represents a disaggregation of revenue from contracts with customers by reportable segment and region for the three and nine months ended September 30, 2025 and 2024. Refer to Note 21, “Reportable Segments and Related Information” to the Condensed Consolidated Financial Statements, for more information.

	Three Months Ended September 30, 2025
(in millions)	Fuel Systems	Aftermarket	Total
Americas	$195	$187	$382
Europe	213	154	367
Asia	141	18	159
Total	$549	$359	$908

	Three Months Ended September 30, 2024
(in millions)	Fuel Systems	Aftermarket	Total
Americas	$172	$195	$367
Europe	199	141	340
Asia	113	19	132
Total	$484	$355	$839

	Nine Months Ended September 30, 2025
(in millions)	Fuel Systems	Aftermarket	Total
Americas	$556	$551	$1,107
Europe	621	430	1,051
Asia	382	54	436
Total	$1,559	$1,035	$2,594

	Nine Months Ended September 30, 2024
(in millions)	Fuel Systems	Aftermarket	Total
Americas	$536	$579	$1,115
Europe	653	403	1,056
Asia	340	59	399
Total	$1,529	$1,041	$2,570

NOTE 4     RESTRUCTURING
The Company’s restructuring activities are undertaken as necessary to execute management’s strategy and streamline operations, consolidate and take advantage of available capacity and resources, and ultimately achieve net cost reductions. During the nine months ended September 30, 2025, the Company has implemented actions as part of a strategic effort to align its legacy infrastructure with current business needs and reduce costs in response to ongoing industry headwinds. Beginning in 2025 and continuing through 2027, the Company currently anticipates incurring approximately $35 million in restructuring charges under these initiatives, with estimated annual savings of $25 million once fully implemented.

The Company’s restructuring expenses consist primarily of employee termination benefits (principally severance and/or other termination benefits) and other costs, which are primarily professional fees and costs related to infrastructure right-sizing.
The following table displays a roll forward of the restructuring liability recorded within the Company’s Condensed Consolidated Balance Sheets and the related cash flow activity:

(in millions)	Employee termination benefits	Other	Total
Balance at January 1, 2025	$5	$1	$6
Restructuring expense, net	8	3	11
Cash payments	(10)	(3)	(13)
Foreign currency translation adjustment and other	1	—	1
Balance at September 30, 2025	4	1	5
Less: Non-current restructuring liability	1	—	1
Current restructuring liability at September 30, 2025	$3	$1	$4

(in millions)	Employee termination benefits	Other	Total
Balance at January 1, 2024	$9	$1	$10
Restructuring expense, net	6	5	11
Cash payments	(9)	(5)	(14)
Balance at September 30, 2024	6	1	7
Less: Non-current restructuring liability	1	—	1
Current restructuring liability at September 30, 2024	$5	$1	$6
During each of the nine months ended September 30, 2025 and 2024, the Company recorded $11 million of restructuring costs for individually approved restructuring actions that primarily related to reductions in headcount in the Fuel Systems segment and aligning its legacy infrastructure with current business needs.
During the three months ended September 30, 2025 and 2024, the Company recorded $4 million and $6 million, respectively, of restructuring costs for individually approved restructuring actions that primarily related to reductions in headcount in the Fuel Systems segment and aligning its legacy infrastructure with current business needs.
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

NOTE 5     RESEARCH AND DEVELOPMENT COSTS
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
The following table presents the Company’s gross and net costs on R&D activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Gross R&D costs	$44	$50	$136	$154
Customer reimbursements	(24)	(24)	(58)	(71)
Net R&D costs	$20	$26	$78	$83
Net R&D costs as a percentage of net sales were 2.2% and 3.0% for the three and nine months ended September 30, 2025, respectively. Net R&D costs as a percentage of net sales were 3.1% and 3.2% for the three and nine months ended September 30, 2024, respectively.
NOTE 6     OTHER OPERATING EXPENSE, NET
Items included in Other operating expense, net consist of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Separation-related costs	$53	$4	$43	$24
Merger and acquisition expense	4	—	9	—
(Gains) losses for other one-time events	(2)	4	(2)	4
Other operating expense (income), net	2	(1)	(1)	(4)
Other operating expense, net	$57	$7	$49	$24
Separation-related costs: The Company classifies certain expenses and benefits related to the Spin-Off as separation-related costs. These costs and adjustments include professional fees and other costs associated with the separation of the Company, including the adjustment of certain historical liabilities allocated to the Company in connection with the Spin-Off, and indemnities related to the Tax Matters Agreement between the Company and the Former Parent. In the three months ended September 30, 2025, the Company recognized a $39 million loss in connection with the settlement of separation-related claims with the Former Parent. Refer to Note 23, “Subsequent Event,” to the Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.

Merger and acquisition expense: The Company classifies certain expenses and benefits related to certain contemplated and completed acquisition initiatives as merger and acquisition expense. Acquisition costs primarily relate to professional fees for acquisition initiatives, including the SEM acquisition.

NOTE 7 INCOME TAXES
The Company’s provision for income taxes is based upon an estimated annual effective tax rate for the year applied to domestic and foreign income. On a quarterly basis, the annual effective tax rate is adjusted, as appropriate, based upon changed facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and each interim period thereafter.

The Company’s effective tax rate for the three months ended September 30, 2025 and 2024 was 32% and 42%, respectively. The effective tax rate for the three months ended September 30, 2025 decreased as compared to the prior year due to favorable provision-to-return adjustments for tax returns filed during the period, partially offset by a $39 million loss recorded in connection with the settlement of separation-related claims with the Company’s Former Parent with no corresponding tax benefit. Refer to Note 23, “Subsequent Event,” to the Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.

The Company’s effective tax rate for the nine months ended September 30, 2025 and 2024 was 41% and 49%, respectively. The effective tax rate for the nine months ended September 30, 2025 decreased as compared to the prior year as a result of a change in the jurisdictional mix of pre-tax earnings, most notably a decrease in pre-tax losses where no benefit is recognized, partially offset by the $39 million loss recorded in connection with the settlement of separation-related claims with the Company’s Former Parent with no corresponding tax benefit.

The annual effective tax rates differ from the U.S. statutory rate primarily due to foreign tax rates that vary from those in the U.S., jurisdictions with pretax losses for which no tax benefit could be realized, U.S. taxes on foreign earnings, and permanent differences between book and tax treatment for certain items including enhanced deduction of R&D expenses in certain jurisdictions.

The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which the Company operates have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. For the three months ended September 30, 2025 the Company has provisionally calculated additional top-up tax under the Pillar 2 Framework in certain jurisdictions where the effective tax rate fell below the minimum threshold of 15%. This amount is not significant to the total 2025 income tax provision for the Company.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the 2017 Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has determined that there are no material impacts to the Company’s results for the quarter ended September 30, 2025 as a result of the new tax legislation.

NOTE 8     RECEIVABLES, NET
The table below provides details of Receivables, net as of September 30, 2025 and December 31, 2024:

(in millions)	September 30, 2025	December 31, 2024
Receivables, net:
Customers	$673	$574
Indirect taxes	111	119
Due from Former Parent	56	80
Other	65	53
Gross receivables	905	826
Allowance for credit losses	(7)	(9)
Total receivables, net	$898	$817
NOTE 9     INVENTORIES
A summary of Inventories is presented below:

(in millions)	September 30, 2025	December 31, 2024
Raw material and supplies	$264	$234
Work-in-progress	46	40
Finished goods	213	170
Inventories	$523	$444

NOTE 10     OTHER CURRENT AND NON-CURRENT ASSETS

(in millions)	September 30, 2025	December 31, 2024
Prepayments and other current assets:
Prepaid taxes	$63	$32
Prepaid engineering	23	19
Prepaid customer tooling	20	14
Prepaid software	11	10
Customer return assets	8	8
Prepaid insurance	6	4
Derivative instruments	5	—
Other	12	9
Total prepayments and other current assets	$148	$96

Investments and long-term receivables:
Long-term receivables	$62	$52
Investment in equity affiliates	56	51
Due from Former Parent	31	3
Investment in equity securities	5	5
Total investments and long-term receivables	$154	$111

Other non-current assets:
Deferred income taxes	$54	$43
Operating leases	52	54
Customer incentive payments	10	9
Other	20	22
Total other non-current assets	$136	$128

NOTE 11     GOODWILL AND OTHER INTANGIBLES
During the fourth quarter of each year, the Company assesses its goodwill and indefinite-lived intangibles assigned to each of its reporting units for impairment by either performing a qualitative assessment or a quantitative analysis. No events or circumstances were noted in the first nine months of 2025 requiring additional assessment or testing.

A summary of the components in the carrying amount of goodwill as of September 30, 2025 and December 31, 2024 is as follows:

(in millions)	Fuel Systems	Aftermarket	Total
Gross goodwill balance, December 31, 2024	$60	$524	$584
Accumulated impairment losses	—	(113)	(113)
Net goodwill balance, December 31, 2024	$60	$411	$471
Goodwill during the period:
Acquisition (Note 2)	4	—	4
Translation adjustment	7	27	34
Net goodwill balance, September 30, 2025	$71	$438	$509
The Company’s other intangible assets from acquisitions consist of the following:

		September 30, 2025			December 31, 2024
(in millions)	Estimated useful lives (years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Patented and unpatented technology	6 - 15	$164	$63	$101	$144	$51	$93
Customer relationships	12 - 15	291	136	155	259	118	141
Total amortized intangible assets		455	199	256	403	169	234
Unamortized trade names		150	—	150	140	—	140
Total other intangible assets		$605	$199	$406	$543	$169	$374

NOTE 12     PRODUCT WARRANTY
The Company provides warranties on some, but not all, of its products. Provisions for estimated expenses related to product warranty are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and industry developments and recoveries from third parties. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. Costs of product recalls, which may include the cost of the product being replaced as well as the customer’s cost of the recall, including labor to remove and replace the recalled part, are accrued as part of the Company’s warranty accrual at the time the Company believes it is probable that a loss will be incurred and the amount can be reasonably estimated. See Note 19, “Contingencies”, for further discussion on the Company’s quarterly process for accruals relating to commercial and legal matters. Management believes that the warranty accrual is appropriate; however, in certain cases, initial customer claims exceed the amount accrued. Facts may become known related to these claims that may result in additional losses that could be material to the Company’s results of operations or cash flows. The Company’s warranty provisions are primarily included in Cost of sales in the Condensed Consolidated Statements of Operations. The product warranty accrual is allocated to current and non-current liabilities in the Condensed Consolidated Balance Sheets.

The following table summarizes the activity in the product warranty accrual accounts:

(in millions)	2025	2024
Beginning balance, January 1	$61	$56
Provisions for current period sales	38	27
Acquisition	3	—
Payments	(33)	(30)
Other, primarily translation adjustment	3	1
Ending balance, September 30	$72	$54
The product warranty liability is classified in the Condensed Consolidated Balance Sheets as follows:

(in millions)	September 30, 2025	December 31, 2024
Other current liabilities	$35	$36
Other non-current liabilities	37	25
Total product warranty liability	$72	$61

NOTE 13     NOTES PAYABLE AND DEBT
As of September 30, 2025 and December 31, 2024, the Company had debt outstanding as follows:

(in millions)	September 30, 2025	December 31, 2024
Short-term debt
Short-term borrowings	$2	$—

Long-term debt
5.000% Senior Notes due 10/01/25 ($24 million par value)	$24	$24
6.750% Senior Notes due 04/15/29 ($525 million par value)	519	518
6.625% Senior Notes due 10/15/32 ($450 million par value)	444	444
Finance leases	3	2
Total long-term debt	$990	$988
Less: current portion	24	25
Long-term debt, net of current portion	$966	$963
The Company’s long-term debt includes various covenants, none of which are expected to restrict future operations. The Company was in compliance with all covenants as of September 30, 2025.
On August 1, 2025, the Company acquired SEM and assumed $32 million of senior secured notes and $2 million short-term borrowings for working capital requirements. The $32 million of senior secured notes were subsequently repaid in full on August 11, 2025. The short-term borrowings represent an overdraft facility for short-term working capital requirements and are reported in Notes payable and short-term debt on the Consolidated Balance Sheets.
As of September 30, 2025, the estimated fair values of the Company’s long-term debt totaled $1,030 million, which is $43 million higher than carrying value for the same period. As of December 31, 2024, the estimated fair value of the Company’s long-term debt totaled $1,007 million, which was $21 million higher than carrying value for the same period. Fair market values of the long-term debt are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying values of the Company’s finance leases approximate fair value.

The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.
On October 1, 2025, the Company paid in full the outstanding $24 million of the 5.000% Senior Notes.
The Company has a $500 million revolving credit facility (the Revolving Facility) which matures in July 2028. The Revolving Facility contains customary events of default and various financial covenants including debt to EBITDA and interest coverage ratio. The Company was in compliance with the financial covenants as of September 30, 2025. As of September 30, 2025 and December 31, 2024, the Company had no outstanding borrowings under the Revolving Facility, and availability of $499 million.

NOTE 14     OTHER CURRENT AND NON-CURRENT LIABILITIES
Additional detail related to liabilities is presented in the table below:

(in millions)	September 30, 2025	December 31, 2024
Other current liabilities:
Customer related	$103	$98
Payroll and employee related	99	106
Income taxes payable	36	35
Product warranties (Note 12)	35	36
Accrued interest	32	17
Operating leases	19	17
Uncertain tax positions	17	7
Accrued freight	16	17
Supplier related	14	8
Other non-income taxes	11	3
Legal and professional fees	11	6
Refundable customer deposits	10	9
Deferred income	7	3
Deferred engineering	5	6
Employee termination benefits	3	4
Other	47	50
Total other current liabilities	$465	$422

Other non-current liabilities:
Deferred income taxes	$67	$55
Product warranties (Note 12)	37	25
Operating leases	35	39
Uncertain tax positions	25	8
Deferred income	17	11
Other	11	12
Total other non-current liabilities	$192	$150

NOTE 15    FINANCIAL INSTRUMENTS
The Company’s financial instruments may include long-term debt, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivative contracts. All derivative contracts are placed with counterparties that have a Standard and Poor’s (S&P), or equivalent, investment grade credit rating at the time of the contracts’ placement. An adjustment for non-performance risk is considered in the estimate of fair value in derivative assets based on the counterparty credit default swap (CDS) rate. When the Company is in a net derivative liability position, the non-performance risk adjustment is based on its CDS rate. At September 30, 2025 and December 31, 2024, the Company had no derivative contracts that contained credit-risk-related contingent features.
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

At September 30, 2025 and December 31, 2024, the USD equivalent notional values of outstanding currency derivative instruments used for foreign currency cash flow hedging were $53 million and $85 million, respectively. These amounts were primarily related to Euro denominated forward contracts at British Pound functional currency locations.

Derivative instruments designated as foreign currency cash flow hedges, as defined by ASC Topic 815, “Derivatives and Hedging,” had a $1 million gain recognized in Accumulated other comprehensive loss (AOCI) at September 30, 2025, and a gain of $2 million in Selling, general and administrative expenses in Net earnings for the three and nine months ended September 30, 2025. Balances in AOCI are reclassified to earnings when transactions related to the underlying risk are settled. At September 30, 2025 and December 31, 2024, the following amounts were recorded in the Consolidated Balance Sheets as being payable to or receivable from counterparties under ASC Topic 815:

(in millions)	Assets			Liabilities
Derivatives designated as hedging instruments Under Topic 815:	Balance Sheet Location	September 30, 2025	December 31, 2024	Balance Sheet Location	September 30, 2025	December 31, 2024
Foreign currency	Prepayments and other current assets	$2	$—	Other current liabilities	$1	$—

The table below shows deferred gains (losses) reported in AOCI as well as the amount expected to be reclassified to income in one year or less for designated net investment hedges.

(in millions)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Net investment hedge	September 30, 2025	December 31, 2024
Foreign currency	$(6)	$(11)	$—

The gains and losses attributable to the financial instrument designated as a net investment hedge were recognized in other comprehensive income (loss) during the periods presented below.

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Net investment hedge	2025	2024	2025	2024
Foreign currency	$2	$(3)	$5	$(5)
The Company utilizes foreign currency derivatives not designated as hedging instruments to mitigate the variability of the remeasurement of monetary assets and liabilities denominated in currencies other than the operating units' functional currency. In February 2025, the Company entered into a $100 million notional value Chinese Yuan (CNY), United States Dollar (USD) fixed rate cross currency swap intended to mitigate the remeasurement of an intercompany loan. The cross-currency swap derivative resulted in a gain of $1 million and $3 million for the three and nine months ended September 30, 2025, respectively, and is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. At September 30, 2025, the $3 million fair value of the cross currency swap was recorded in Prepayments and other current assets in the Condensed Consolidated Balance Sheets.

NOTE 16     RETIREMENT BENEFIT PLANS
The Company sponsors various defined contribution savings plans, primarily in the U.S., that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. The Company also has a number of defined benefit pension plans. Under specified conditions, the Company will make contributions to the plans and/or match a percentage of the employee contributions up to certain limits. The estimated contributions to the defined benefit pension plans for 2025 range from $5 million to $7 million, of which $4 million has been contributed through the first nine months of the year.
The components of net periodic benefit income recorded in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Service cost	$1	$1	$3	$3
Interest cost	12	11	35	34
Expected return on plan assets	(10)	(10)	(31)	(31)
Amortization of unrecognized gain	(1)	(1)	(1)	(2)
Net periodic benefit cost	$2	$1	$6	$4
The components of net periodic benefit cost other than the service cost component are included in Other postretirement expense, net in the Condensed Consolidated Statements of Operations.
NOTE 17     STOCKHOLDERS' EQUITY
The changes of the Stockholders’ Equity items during the three and nine months ended September 30, 2025 and 2024, are as follows:

(in millions)	Issued common stock	Additional paid-in-capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total equity
Balance, June 30, 2025	$1	$1,974	$(367)	$95	(76)	$1,627
Dividends declared ($0.27 per share)	—	—	—	(11)	—	(11)
Stock-based compensation expense	—	5	—	—	—	5
Purchase of treasury stock	—	—	(30)	—	—	(30)
Excise tax on purchase of treasury stock	—	—	(1)	—	—	(1)
Net issuance of executive stock plan	—	(4)	1	—	—	(3)
Net earnings	—	—	—	13	—	13
Other comprehensive (loss)	—	—	—	—	(14)	(14)
Balance, September 30, 2025	$1	$1,975	$(397)	$97	$(90)	$1,586

(in millions)	Issued common stock	Additional paid-in-capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total equity
Balance, June 30, 2024	$1	$2,019	$(130)	$29	$(172)	$1,747
Dividends declared ($0.25 per share)	—	—	—	(10)	—	(10)
Stock-based compensation expense	—	3	—	—	—	3
Purchase of treasury stock	—	—	(75)	—	—	(75)
Excise tax on purchase of treasury stock	—	—	(2)	—	—	(2)
Net issuance of executive stock plan	—	—	1	—	—	1
Net earnings	—	—	—	31	—	31
Other comprehensive income	—	—	—	—	57	57
Spin-Off related adjustments	—	(48)	—	—	—	(48)
Balance, September 30, 2024	$1	$1,974	$(206)	$50	$(115)	$1,704

(in millions)	Issued common stock	Additional paid-in-capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total equity
Balance, December 31, 2024	$1	$1,976	$(230)	$44	$(217)	$1,574
Dividends declared (0.54 per share)	—	—	—	(32)	—	(32)
Stock-based compensation expense	—	13	—	—	—	13
Purchase of treasury stock	—	—	(170)	—	—	(170)
Excise tax on purchase of treasury stock	—	—	(2)	—	—	(2)
Net issuance of executive stock plan	—	(14)	5	—	—	(9)
Net earnings	—	—	—	85	—	85
Other comprehensive income	—	—	—	—	127	127
Balance, September 30, 2025	$1	$1,975	$(397)	$97	$(90)	$1,586

(in millions)	Issued common stock	Additional paid-in-capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total equity
Balance, December 31, 2023	$1	$2,031	$(23)	$9	$(131)	$1,887
Dividends declared ($0.75 per share)	—	—	—	(33)	—	(33)
Stock-based compensation expense	—	11	—	—	—	11
Purchase of treasury stock	—	—	(188)	—	—	(188)
Excise tax on purchase of treasury stock	—	—	(2)	—	—	(2)
Net issuance of executive stock plan	—	(9)	7	—	—	(2)
Net earnings	—	—	—	74	—	74
Other comprehensive income	—	—	—	—	16	16
Spin-Off related adjustments	—	(59)	—	—	—	(59)
Balance, September 30, 2024	$1	$1,974	$(206)	$50	$(115)	$1,704

NOTE 18     ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarize the activity within accumulated other comprehensive loss during the three and nine months ended September 30, 2025 and 2024:

(in millions)	Foreign currency translation adjustments	Defined benefit pension plans	Hedge instruments	Total
Beginning balance, June 30, 2025	$(50)	$(27)	$1	$(76)
Comprehensive (loss) income before reclassifications	(15)	1	—	(14)
Ending Balance, September 30, 2025	$(65)	$(26)	$1	$(90)

(in millions)	Foreign currency translation adjustments	Defined benefit pension plans	Hedge instruments	Total
Beginning balance, June 30, 2024	$(137)	$(35)	$—	$(172)
Comprehensive income (loss) before reclassifications	59	(3)	—	56
Reclassification from accumulated other comprehensive income	—	1	—	1
Ending Balance, September 30, 2024	$(78)	$(37)	$—	$(115)

(in millions)	Foreign currency translation adjustments	Defined benefit pension plans	Hedge instruments	Total
Beginning Balance, December 31, 2024	$(193)	$(24)	$—	$(217)
Comprehensive income (loss) before reclassifications	128	(2)	1	127
Income taxes associated with comprehensive loss	—	(1)	—	(1)
Reclassification from accumulated other comprehensive income	—	1	—	1
Ending Balance, September 30, 2025	$(65)	$(26)	$1	$(90)

(in millions)	Foreign currency translation adjustments	Defined benefit pension plans	Hedge instruments	Total
Beginning Balance, December 31, 2023	$(98)	$(33)	$—	$(131)
Comprehensive income (loss) before reclassifications	20	(6)	—	14
Reclassification from accumulated other comprehensive income	—	2	—	2
Ending Balance, September 30, 2024	$(78)	$(37)	$—	$(115)

NOTE 19     CONTINGENCIES
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
The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Basic earnings per share:
Net earnings	$13	$31	$85	$74
Weighted average shares of common stock outstanding	38.7	43.1	39.6	44.7
Basic earnings per share of common stock	$0.34	$0.72	$2.15	$1.66

Diluted earnings per share:
Net earnings	$13	$31	$85	$74
Weighted average shares of common stock outstanding	38.7	43.1	39.6	44.7
Effect of stock-based compensation*	0.9	1.0	0.8	0.7
Weighted average shares of common stock outstanding including dilutive shares	39.6	44.1	40.4	45.4
Diluted earnings per share of common stock	$0.33	$0.70	$2.10	$1.63

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
The Company’s chief operating decision maker (CODM) is the Company’s Chief Executive Officer.
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
The following tables show segment revenues and significant expenses for the Company’s reportable segments:

	Three Months Ended September 30, 2025
	Fuel Systems	Aftermarket	Inter-segment Eliminations	Consolidated
(in millions)
Net sales to external customers	$549	$359	$—	$908
Inter-segment eliminations	$58	$—	$(58)	$—
Net Sales	$607	$359	$(58)	$908
Less:
Cost of sales	501	265
Selling, general and administrative expenses (excluding Net R&D costs shown separately below)[1]	18	34
Net R&D costs	18	2
Other segment items[2]	(3)	4
Segment AOI	$73	$54

	Three Months Ended September 30, 2024
	Fuel Systems	Aftermarket	Inter-segment Eliminations	Consolidated
(in millions)
Net sales to external customers	$484	$355	$—	$839
Inter-segment eliminations	$63	$2	$(65)	$—
Net Sales	$547	$357	$(65)	$839
Less:
Cost of sales	458	260
Selling, general and administrative expenses (excluding Net R&D costs shown separately below)[1]	13	37
Net R&D costs	23	3
Other segment items[2]	(2)	1
Segment AOI	$55	$56

	Nine Months Ended September 30, 2025
	Fuel Systems	Aftermarket	Inter-segment Eliminations	Consolidated
(in millions)
Net sales to external customers	$1,559	$1,035	$—	$2,594
Inter-segment eliminations	$168	$—	$(168)	$—
Net Sales	$1,727	$1,035	$(168)	$2,594
Less:
Cost of sales	1,432	761
Selling, general and administrative expenses (excluding Net R&D costs shown separately below)[1]	50	97
Net R&D costs	70	8
Other segment items[2]	(5)	6
Segment AOI	$180	$163

	Nine Months Ended September 30, 2024
	Fuel Systems	Aftermarket	Inter-segment Eliminations	Consolidated
(in millions)
Net sales to external customers	$1,529	$1,041		$2,570
Inter-segment eliminations	$181	$9	$(190)	$—
Net Sales	$1,710	$1,050	$(190)	$2,570
Less:
Cost of sales	1,429	764
Selling, general and administrative expenses (excluding Net R&D costs shown separately below)[1]	47	106
Net R&D costs	75	8
Other segment items[2]	(3)	3
Segment AOI	$162	$169
____________

[1] Excludes acquisition-related intangibles amortization. [2] Other segment items include inter-segment fees and other income.

The following table shows a reconciliation of Segment AOI to Earnings before income taxes for the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Fuel Systems	$73	$55	$180	$162
Aftermarket	54	56	163	169
Segment AOI	127	111	343	331

Corporate, including stock-based compensation	26	24	75	63
Amortization of acquisition-related intangibles	8	7	22	21
Separation-related costs	53	4	43	24
Merger and acquisition expense	4	—	9	—
(Gains) losses for other one-time events	(2)	4	(2)	4
Restructuring expense	4	6	11	11
Equity in affiliates’ earnings, net of tax	(3)	(3)	(11)	(8)
Interest income	(3)	(4)	(11)	(12)
Interest expense	20	20	60	81
Other postretirement expense, net	1	—	3	1
Earnings before income taxes	$19	$53	$144	$146
Segment Information
Segment information as of September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024 is presented in the tables below:

Assets
(in millions)	September 30, 2025	December 31, 2024
Fuel Systems	$2,122	$1,902
Aftermarket	1,424	1,332
Total	3,546	3,234
Corporate[1]	441	534
Consolidated	$3,987	$3,768
_______________

[1] Corporate assets include cash and cash equivalents, investments and long-term receivables, and deferred income taxes.

Depreciation and amortization	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Fuel Systems	$34	$32	$96	$100
Aftermarket	6	7	19	19
Total	40	39	115	119
Corporate	—	1	1	2
Consolidated	$40	$40	$116	$121

Long-lived asset expenditures[1]	Nine Months Ended September 30,
(in millions)	2025	2024
Fuel Systems	$85	$72
Aftermarket	7	11
Total	92	83
Corporate	3	2
Consolidated	$95	$85
_______________

[1] Long-lived asset expenditures include capital expenditures and tooling outlays.

NOTE 22    OPERATING CASH FLOW AND OTHER SUPPLEMENTAL FINANCIAL INFORMATION

	Nine Months Ended September 30,
(in millions)	2025	2024
OPERATING
Net earnings	$85	$74
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and tooling amortization	94	100
Intangible asset amortization	22	21
Restructuring expense, net of cash paid	1	10
Loss on extinguishment of debt	—	22
Stock-based compensation expense	13	11
Deferred income tax (benefit) expense	(2)	14
Other non-cash adjustments, net*	35	(2)
Changes in assets and liabilities, excluding foreign currency translation adjustments:
Receivables	(25)	80
Inventories	(44)	2
Prepayments and other current assets	(10)	(19)
Accounts payable and other current liabilities	87	(42)
Prepaid taxes and income taxes payable	(31)	(16)
Other assets and liabilities	(5)	(16)
Retirement benefit plan contributions	(4)	(4)
Net cash provided by operating activities	$216	$235

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
Interest, net	$27	$20
Income taxes, net of refunds	$55	$61
_______________

*Adjustment for the nine months ended September 30, 2025 primarily relates to a settlement agreement with the Company’s Former Parent. Refer to Note 23, “Subsequent Event,” to the Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.

NOTE 23     SUBSEQUENT EVENT
On October 15, 2025, the Company entered into a settlement agreement (the “Settlement Agreement”) with the Former Parent to resolve previously disclosed claims asserted by the Former Parent against the Company in Delaware Superior Court in September 2024, pursuant to which the Former Parent sought, among other things, a judicial declaration that the Company is obligated under the Tax Matters Agreement to remit to the Former Parent refunds obtained by the Company from tax authorities that relate to certain indirect tax payments made prior to the Spin-Off. The Settlement Agreement also resolves the Company’s counterclaims asserted against the Former Parent in Delaware Superior Court in December 2024.
The Settlement Agreement provides for, among other things, the Company to make payments to the Former Parent pursuant to the following schedule: an initial payment of $31 million in the fourth quarter of 2025, a second payment of $21 million in the first quarter of 2026, and a third and final payment of $26 million to be made over the course of 2026 as the Company receives refunds of such indirect tax payments from various tax authorities (collectively, the “Settlement Payments”). The Company expects that a substantial portion of the Settlement Payments will be funded through refunds obtained by the Company from tax authorities that relate to certain indirect tax payments made prior to the Spin-Off, with the remaining portion of the Settlement Payments to be funded with available liquidity. The Company recorded a $39 million loss in the three months ended September 30, 2025 in connection with the settlement of the claims with the Former Parent, representing the aggregate amount of the Settlement Payments less the amount the Company had previously recorded for the matter.

In addition, the Settlement Agreement provides that the Former Parent will pay to the Company approximately $7 million related to the reimbursement of certain pre-Spin-Off corporate income taxes in the fourth quarter of 2025. The Settlement Agreement also provides for the release of certain other claims asserted by the Former Parent against the Company.
In connection with the Settlement Agreement, the Company and the Former Parent have also entered into an amendment to the Tax Matters Agreement to provide for, among other things, clarification of the Former Parent’s responsibility for certain pre-Spin-Off tax liabilities and the Company’s ability to obtain and use the benefit of certain pre-Spin-Off credits and other offsets, including certain net operating loss carryforwards available to offset future taxable income and R&D credits related to pre-Spin-Off projects. Although the R&D credits remain subject to completion of necessary filings and governmental approvals, the Company believes these credits can result in the Company receiving up to approximately $29 million in cash by the end of 2026.

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
•risks relating to the Spin-Off, including our ability to achieve some or all of the benefits that we expect to achieve from the Spin-Off, a determination that the Spin-Off does not qualify as tax-free for U.S. federal income tax purposes, our or our Former Parent’s failure to perform under, or additional disputes that may arise between the parties relating to, various transaction agreements executed in connection with the Spin-Off and any amendments and restatements thereto, and the availability of, and our ability to use, various credits and offsets detailed in such agreements or the settlement agreement between the Company and our Former Parent; and
•other risks and uncertainties described in Item 1A, “Risk Factors” of our annual Form 10-K and in our other reports filed from time to time with the Securities and Exchange Commission (the SEC).
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
Acquisition of Swedish Electromagnet Invest AB (SEM)
On August 1, 2025, PHINIA completed the acquisition of Swedish Electromagnet Invest AB (SEM), a provider of advanced natural gas, hydrogen and other alternative fuel ignition systems, injector stators and linear position sensors, for $47 million, comprised of $15 million of cash consideration and $32 million cash used to extinguish debt assumed through the acquisition. The acquisition is expected to generate approximately $50 million of annual revenue and approximately $10 million of annual adjusted EBITDA. See Note 2, “Acquisition”, for further discussion.

Key Trends and Economic Factors
The automotive industry is currently grappling with renewed semi-conductor shortages, supply chain disruptions, and economic and geopolitical tensions. These factors may affect production, pricing, and consumer demand. In addition, new trade restrictions, including export controls, and/or increases in tariffs could have a material impact on our business, financial condition, or results of operations, including increasing our input costs and decreasing demand in the commercial vehicle (CV) and light vehicle (LV) markets, although the nature of those trade restrictions and tariffs remains unclear. These new trade restrictions and tariffs increase the risk for elevated inflation more generally, which may drive an increase in other input costs. While the impact as of the nine months ended September 30, 2025 was not material, in the future the Company may experience higher costs and material impact, especially with respect to products imported from certain regions subject to significant tariff increases, including, but not limited to, Mexico and China.

Outlook
We expect earnings and cash generation in 2025 to be challenged as we expect a softening of the original equipment markets to outpace our ability to drive operational efficiencies and grow our Aftermarket sales. Continued economic and political uncertainty has caused the CV and LV markets to soften. LV volumes in our key markets for 2025 are expected to decline by low-single digit percentages. CV volumes in our key markets are expected to be flat. Assuming constant foreign exchange rates and excluding sales from acquisitions, we expect flat to a modest decrease in sales. Additionally, we expect to be impacted by other macroeconomic challenges in 2025, including but not limited to inflation, supply chain constraints, market volatility, higher tariffs relevant to our operations (particularly in Mexico and China), government shutdowns, and changes in international trade relations.
Despite the near-term uncertainties, the Company maintains a positive long-term outlook for its global business and is committed to new product development and strategic investments to enhance its product leadership strategy. There are several trends that are driving the Company’s long-term growth that management expects to continue, including market share expansion in the CV market, growth in overall vehicle parc that supports aftermarket demand, increased consumer interest in hybrid and plug-in hybrid electric vehicles, and adoption of additional product offerings enabling zero- and lower-carbon fuel solutions for combustion vehicles. In addition, we believe we are well positioned to continue to expand our differentiated offerings and capabilities across electronics, software and complete systems.
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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2025 vs. Three Months Ended September 30, 2024
The following table presents a summary of the Company’s operating results:

	Three Months Ended September 30,
(in millions)	2025		2024
Net sales		% of net sales		% of net sales
Fuel Systems	$607	66.9%	$547	65.2%
Aftermarket	359	39.5%	357	42.5%
Inter-segment eliminations	(58)	(6.4)%	(65)	(7.7)%
Total net sales	908	100.0%	839	100.0%
Cost of sales	708	78.0%	652	77.7%
Gross profit	200	22.0%	187	22.3%
Selling, general and administrative expenses	105	11.6%	108	12.9%
Restructuring expense	4	0.4%	6	0.7%
Other operating expense, net	57	6.3%	7	0.8%
Operating income	34	3.7%	66	7.9%
Equity in affiliates’ earnings, net of tax	(3)	(0.3)%	(3)	(0.4)%
Interest income	(3)	(0.3)%	(4)	(0.5)%
Interest expense	20	2.2%	20	2.4%
Other postretirement expense, net	1	0.1%	—	—%
Earnings before income taxes	19	2.0%	53	6.4%
Provision for income taxes	6	0.7%	22	2.6%
Net earnings	$13	1.3%	$31	3.8%

Net sales and Cost of sales
Net sales for the three months ended September 30, 2025 totaled $908 million, an increase of $69 million, or 8%, compared to the three months ended September 30, 2024. Cost of sales and cost of sales as a percentage of net sales were $708 million and 78%, respectively, during the three months ended September 30, 2025, compared to $652 million and 78%, respectively, during the three months ended September 30, 2024. The change in net sales, cost of sales, and gross profit for the three months ended September 30, 2025 was primarily driven by the impacts below.

(in millions)	Net Sales	Cost of Sales	Gross Profit
Three Months Ended September 30, 2024	$839	$652	$187
Volume and mix	22	25	(3)
Customer pricing	8	—	8
Supplier costs	—	(1)	1
Tariff cost and recovery	14	13	1
Employee costs	—	4	(4)
SEM acquisition	8	7	1
Foreign currency and other	17	8	9
Three Months Ended September 30, 2025	$908	$708	$200
Selling, general and administrative expenses (SG&A)
SG&A for the three months ended September 30, 2025 was $105 million as compared to $108 million for the three months ended September 30, 2024. SG&A as a percentage of net sales was 12% and 13% for the three months ended September 30, 2025 and 2024, respectively. SG&A expenses decreased period-over-period, attributable to R&D savings as well as more information technology-related costs being absorbed in Cost of sales, partially offset primarily by increased employee costs, including stock-based compensation.

	Three Months Ended September 30,
(in millions)	2025	2024	Change ($)
Employee costs	$43	$35	$8
Research & development	20	26	(6)
Information technology	3	8	(5)
Amortization of acquisition-related intangibles	8	7	1
Other	31	32	(1)
Selling, general and administrative expenses	$105	$108	$(3)

Restructuring expense
Restructuring expense was $4 million and $6 million for the three months ended September 30, 2025 and 2024, respectively. See Note 4, “Restructuring”, for further discussion.
Other operating expense, net
Other operating expense, net was $57 million and $7 million for the three months ended September 30, 2025 and 2024, respectively. The change in other operating expense, net was primarily driven by an increase in separation-related costs, primarily from a $39 million loss in connection with the settlement of separation-related claims with the Former Parent, including regarding the Tax Matters Agreement. See Note 23, “Subsequent Event,” to the Condensed Consolidated Financial Statements of this Form 10-Q for further discussion. Other operating expense, net was comprised of the following:

	Three Months Ended September 30,
(in millions)	2025	2024	Change ($)
Separation-related costs	$53	$4	$49
Merger and acquisition expense	4	—	4
(Gains) losses for other one-time events	(2)	4	(6)
Other operating expense (income), net	2	(1)	3
Other operating expense, net	$57	$7	$50
Equity in affiliates’ earnings, net of tax
Equity in affiliates’ earnings, net of tax was $3 million in each of the three months ended September 30, 2025 and 2024. This line item is driven by the results of the Company’s unconsolidated joint venture.
Interest income
Interest income was $3 million and $4 million in the three months ended September 30, 2025 and 2024. The interest income is primarily related to interest earned on funds held in money market, local overnight deposits, and short term investments.
Interest expense
Interest expense was $20 million in the three months ended September 30, 2025 and 2024. See Note 13, “Notes Payable and Debt”, for further discussion.
Provision for income taxes
Provision for income taxes was $6 million for the three months ended September 30, 2025, resulting in an effective tax rate of 32%. This is compared to $22 million, or 42%, for the three months ended September 30, 2024. The effective tax rate for the three months ended September 30, 2025 decreased as compared to the prior year due to due to favorable provision-to-return adjustments for tax returns filed during the period, partially offset by a $39 million loss recorded in connection with the settlement of separation-related claims with the Company’s Former Parent with no corresponding tax benefit. Refer to Note 23, “Subsequent Event,” to the Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.
For further details, see Note 7, “Income Taxes,” to the Condensed Consolidated Financial Statements for the three months ended September 30, 2025 and 2024.

Net earnings per diluted share and adjusted net earnings per diluted share
The Company’s net earnings per diluted share was $0.33 and $0.70 for the three months ended September 30, 2025 and 2024, respectively. The Company’s adjusted net earnings per diluted share was $1.59 and $1.17 for the three months ended September 30, 2025 and 2024, respectively. The Company defines adjusted net earnings per diluted share, a non-GAAP measure, as net earnings per diluted share adjusted to exclude: (i) the impact of restructuring expense, separation-related costs, merger and acquisition expense, impairment charges and other gains, losses and tax effects and adjustments not reflective of the Company’s ongoing operations; and (ii) acquisition-related intangibles amortization expense because it pertains to non-cash expenses that the Company does not use to evaluate core operating performance. Management believes that adjusted net earnings per diluted share is useful to investors in assessing the Company’s ongoing financial performance, as it provides improved comparability between periods through the exclusion of certain items that management believes are not indicative of the Company’s core operating performance.

	Three Months Ended September 30,
	2025	2024
Net earnings per diluted share	$0.33	$0.70
Separation-related costs	1.34	0.09
Amortization of acquisition-related intangibles	0.20	0.16
Restructuring expense	0.10	0.14
Merger and acquisition expense	0.10	—
(Gains) losses for other one-time events	(0.05)	0.09
Loss on extinguishment of debt	—	0.05
Tax effects and adjustments	(0.43)	(0.06)
Adjusted net earnings per diluted share	$1.59	$1.17
Results by Reportable Segment for the three months ended September 30, 2025 and 2024
The Company’s business is aggregated into two reportable segments: Fuel Systems and Aftermarket.
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
Segment AOI excludes certain corporate costs, which primarily represent corporate expenses not directly attributable to the individual segments. Corporate expenses not allocated to Segment AOI were $26 million and $24 million for the three months ended September 30, 2025 and 2024, respectively. The increase in corporate expenses was primarily related to the addition of a second tranche of performance stock units under the Company's stock incentive plan.
Refer to Note 21, “Reportable Segments and Related Information” to the Condensed Consolidated Financial Statements, for more information.

The following table presents Net sales and Segment AOI for the Company’s reportable segments:

	Three Months Ended September 30,
	2025			2024
(in millions)	Net Sales to Customers	Segment AOI	% Margin	Net Sales to Customers	Segment AOI	% Margin
Fuel Systems	$549	$73	13.3%	$484	$55	11.4%
Aftermarket	359	54	15.0%	355	56	15.8%
Totals	$908	$127		$839	$111
The following table presents the year-over-year change in net sales and Segment AOI for the Company’s reportable segments for the three months ended:

	Fuel Systems		Aftermarket
(in millions)	Net sales	Segment AOI	Net sales	Segment AOI
September 30, 2024	$484	$55	$355	$56
Volume and mix	36	1	(14)	(6)
Customer pricing	6	6	2	2
Supplier costs	—	1	—	(1)
Tariff cost and recovery	3	(1)	11	2
SEM acquisition	8	1	—	—
Research and development	—	6	—	1
Foreign currency and other	12	4	5	—
September 30, 2025	$549	$73	$359	$54
The Fuel Systems segment’s Segment Adjusted Operating margin was 13.3% for the three months ended September 30, 2025, compared to 11.4% for the three months ended September 30, 2024. The Segment Adjusted Operating margin increase was primarily due to R&D savings, customer pricing and overhead cost control measures, partially offset by unfavorable product mix.
The Aftermarket segment’s Segment Adjusted Operating margin was 15.0% for the three months ended September 30, 2025, compared to 15.8% for the three months ended September 30, 2024. The Segment Adjusted Operating margin decrease was primarily due to unfavorable product mix.

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2025 vs. Nine Months Ended September 30, 2024
The following table presents a summary of the Company’s operating results:

	Nine Months Ended September 30,
(in millions)	2025		2024
Net sales		% of net sales		% of net sales
Fuel Systems	$1,727	66.6%	$1,710	66.5%
Aftermarket	1,035	39.9%	1,050	40.9%
Inter-segment eliminations	(168)	(6.5)%	(190)	(7.4)%
Total net sales	2,594	100.0%	2,570	100.0%
Cost of sales	2,025	78.1%	2,003	77.9%
Gross profit	569	21.9%	567	22.1%
Selling, general and administrative expenses	324	12.5%	324	12.6%
Restructuring expense	11	0.4%	11	0.4%
Other operating expense, net	49	1.9%	24	0.9%
Operating income	185	7.1%	208	8.2%
Equity in affiliates’ earnings, net of tax	(11)	(0.4)%	(8)	(0.3)%
Interest income	(11)	(0.4)%	(12)	(0.5)%
Interest expense	60	2.3%	81	3.2%
Other postretirement expense, net	3	0.1%	1	—%
Earnings before income taxes	144	5.5%	146	5.8%
Provision for income taxes	59	2.3%	72	2.8%
Net earnings	$85	3.2%	$74	3.0%

Net sales and Cost of sales
Net sales for the nine months ended September 30, 2025 totaled $2,594 million, a increase of $24 million, or 1%, compared to the nine months ended September 30, 2024. Cost of sales and cost of sales as a percentage of net sales were $2,025 million and 78%, respectively, during the nine months ended September 30, 2025, compared to $2,003 million and 78%, respectively, during the nine months ended September 30, 2024. The change in net sales and cost of sales for the nine months ended September 30, 2025 was primarily driven by the impacts below.

(in millions)	Net Sales	Cost of Sales	Gross Profit
Nine Months Ended September 30, 2024	$2,570	$2,003	$567
Volume and mix	(10)	—	(10)
Customer pricing	6	—	6
Supplier costs	—	(5)	5
Tariff cost and recovery	23	28	(5)
Employee costs	—	7	(7)
Contract manufacturing agreements	(23)	(23)	—
SEM acquisition	8	7	1
Foreign currency and other	20	8	12
Nine Months Ended September 30, 2025	$2,594	$2,025	$569
Selling, general and administrative expenses (SG&A)
SG&A for the nine months ended September 30, 2025 and 2024 was $324 million, or 13% as a percentage of net sales.

	Nine Months Ended September 30, 2025
(in millions)	2025	2024	Change ($)
Employee costs	$118	$101	$17
Research & development	78	83	(5)
Information technology	18	22	(4)
Amortization of acquisition-related intangibles	22	21	1
Other	88	97	(9)
Selling, general and administrative expenses	$324	$324	$—

Restructuring expense
Restructuring expense was $11 million for the nine months ended September 30, 2025 and 2024. See Note 4, “Restructuring,” for further discussion.
Other operating expense, net
Other operating expense, net was $49 million and $24 million for the nine months ended September 30, 2025 and 2024, respectively. The change in other operating expense, net was primarily driven by an increase in separation-related costs, primarily from a $39 million loss in connection with the settlement of separation-related claims with the Former Parent, including regarding the Tax Matters Agreement. See Note 23, “Subsequent Event,” to the Condensed Consolidated Financial Statements of this Form 10-Q for further discussion. Other operating expense, net was comprised of the following:

	Nine Months Ended September 30,
(in millions)	2025	2024	Change ($)
Separation-related costs	$43	$24	$19
Merger and acquisition expense	9	—	9
(Gains) losses for other one-time events	(2)	4	(6)
Other operating income, net	(1)	(4)	3
Other operating expense, net	$49	$24	$25
Equity in affiliates’ earnings, net of tax
Equity in affiliates’ earnings, net of tax was $11 million and $8 million in the nine months ended September 30, 2025 and 2024, respectively. This line item is driven by the results of the Company’s unconsolidated joint venture.
Interest income
Interest income was $11 million and $12 million in the nine months ended September 30, 2025 and 2024, respectively. The interest income is primarily related to interest earned on funds held in money market, local overnight deposits, and short term investments.
Interest expense
Interest expense was $60 million and $81 million in the nine months ended September 30, 2025 and 2024, respectively. The decrease was primarily due to the loss on extinguishment as a result of the restructuring of the Company’s debt positions in the prior period. See Note 13, “Notes Payable and Debt,” for further discussion.
Provision for income taxes
Provision for income taxes was $59 million for the nine months ended September 30, 2025, resulting in an effective tax rate of 41%, compared to $72 million, or 49%, for the nine months ended September 30, 2024. The effective tax rate for the nine months ended September 30, 2025 decreased as compared to the prior year as a result of a change in the jurisdictional mix of pre-tax earnings, most notably a decrease in pre-tax losses where no benefit is recognized, partially offset by the $39 million settlement of separation-related claims with the Company’s Former Parent with no corresponding tax benefit.
Excluding the impact of items not related to the Company’s ongoing operations, the Company’s effective tax rate associated with ongoing operations was 33% for the nine months ended September 30, 2025 compared to 36% for the nine months ended September 30, 2024.

For further details, see Note 7, “Income Taxes,” to the Condensed Consolidated Financial Statements for the nine months ended September 30, 2025 and 2024.

Net earnings per diluted share and adjusted net earnings per diluted share
The Company’s net earnings per diluted share was $2.10 and $1.63 for the nine months ended September 30, 2025 and 2024, respectively. The Company’s adjusted net earnings per diluted share was $3.79 and $3.15 for the nine months ended September 30, 2025 and 2024, respectively. The Company defines adjusted net earnings per diluted share, a non-GAAP measure, as net earnings per diluted share adjusted to exclude: (i) the impact of restructuring expense, separation-related costs, merger and acquisition expense, impairment charges and other gains, losses and tax effects and adjustments not reflective of the Company’s ongoing operations; and (ii) acquisition-related intangibles amortization expense because it pertains to non-cash expenses that the Company does not use to evaluate core operating performance. Management believes that adjusted net earnings per diluted share is useful to investors in assessing the Company’s ongoing financial performance, as it provides improved comparability between periods through the exclusion of certain items that management believes are not indicative of the Company’s core operating performance.

	Nine Months Ended September 30,
	2025	2024
Net earnings per diluted share	$2.10	$1.63
Separation-related costs	1.07	0.53
Amortization of acquisition-related intangibles	0.55	0.46
Restructuring expense	0.27	0.24
Merger and acquisition expense	0.22	—
(Gains) losses for other one-time events	(0.05)	0.09
Loss on extinguishment of debt	—	0.49
Tax effects and adjustments	(0.37)	(0.29)
Adjusted net earnings per diluted share	$3.79	$3.15
Results by Reportable Segment for the nine months ended September 30, 2025 and 2024
The Company’s business is aggregated into two reportable segments: Fuel Systems and Aftermarket.
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
Segment AOI excludes certain corporate costs, which primarily represent corporate expenses not directly attributable to the individual segments. Corporate expenses not allocated to Segment AOI were $75 million and $63 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in corporate expenses was primarily related to additional costs resulting from moving to a fully staffed standalone company and exiting the transition service agreements with the Former Parent and the addition of a second tranche of performance stock units under the Company's stock incentive plan.
Refer to Note 21, “Reportable Segments and Related Information” to the Condensed Consolidated Financial Statements, for more information.

The following table presents Net sales and Segment AOI for the Company’s reportable segments:

	Nine Months Ended September 30,
	2025			2024
(in millions)	Net Sales to Customers	Segment AOI	% Margin	Net Sales to Customers	Segment AOI	% Margin
Fuel Systems	$1,559	$180	11.5%	$1,529	$162	10.6%
Aftermarket	1,035	163	15.7%	1,041	169	16.2%
Totals	$2,594	$343		$2,570	$331
The following table presents the year-over-year change in net sales and Segment AOI for the Company’s reportable segments for the nine months ended:

	Fuel Systems		Aftermarket
(in millions)	Net sales	Segment AOI	Net sales	Segment AOI
September 30, 2024	$1,529	$162	$1,041	$169
Volume and mix	20	(4)	(30)	(8)
Customer pricing	3	3	3	3
Supplier costs	—	2	—	2
Tariff cost and recovery	7	(4)	16	(1)
Contract manufacturing agreements	(23)	—	—	—
SEM acquisition	8	1	—	—
Research and development	—	6	—	—
Foreign currency and other	15	14	5	(2)
September 30, 2025	$1,559	$180	$1,035	$163
The Fuel Systems segment’s Segment Adjusted Operating margin was 11.5% for the nine months ended September 30, 2025, compared to 10.6% for the nine months ended September 30, 2024. The Segment Adjusted Operating margin increase was primarily due to R&D savings and overhead cost control measures, partially offset by unfavorable mix, the nonrecurrence of a supplier settlement and the impacts of recent tariff changes.
The Aftermarket segment’s Segment Adjusted Operating margin was 15.7% for the nine months ended September 30, 2025, compared to 16.2% for the nine months ended September 30, 2024. The Segment Adjusted Operating margin decreased primarily due to unfavorable mix, partially offset by lower overhead costs and foreign exchange tailwinds.
LIQUIDITY AND CAPITAL RESOURCES
Overview
The Company maintains various liquidity sources, including cash and cash equivalents and the unused portion of its $500 million revolving credit facility maturing in July 2028 (the Revolving Facility). As of September 30, 2025, the Company had liquidity of $848 million, comprised of cash and cash equivalent balances of $349 million and availability on the Revolving Facility of $499 million. On October 1, 2025, the Company paid in full the outstanding $24 million of the 5.000% Senior Notes. Given the Company’s strong liquidity position, management believes that it will have sufficient liquidity and will maintain compliance with all covenants through at least the next 12 months.
At September 30, 2025 and December 31, 2024, the Company had $349 million and $484 million of cash and cash equivalents, respectively, of which $305 million and $409 million, respectively, was held by our subsidiaries outside of the United States. We believe our existing cash and cash flows generated from operations and indebtedness incurred in conjunction with the Spin-Off will be responsive to the needs of our current and planned operations for at least the next 12 months and the foreseeable future thereafter.
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
Cash Flows
Operating Activities
Net cash provided by operating activities was $216 million and $235 million in the nine months ended September 30, 2025 and 2024, respectively. The decrease in cash from operating activities for the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024 was primarily due to increased working capital demands as the Company navigates fluctuating volumes and other shifting industry conditions.
Investing Activities
Net cash used in investing activities was $103 million and $84 million in the nine months ended September 30, 2025 and 2024, respectively, primarily related to capital expenditures and the SEM acquisition. As a percentage of sales, capital expenditures were 3.7% and 3.3% for the nine months ended September 30, 2025 and 2024, respectively.
Financing Activities
Net cash used in financing activities was $245 million and $61 million in the nine months ended September 30, 2025 and 2024, respectively, primarily related to stock repurchases and the repayment of acquired debt.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates disclosures appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies And Estimates,” in the Company’s Form 10-K filed on February 13, 2025. There were no material changes to this information during the quarter ended September 30, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk appear in “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” and “Item 1A - Risk Factors” in the Company’s Form 10-K filed on February 13, 2025. Excluding the information discussed below, there were no material changes to this information during the quarter ended September 30, 2025.
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
In addition, the Company executed an intercompany loan designated as a net investment hedge to mitigate specific exchange rate translation risk. As of September 30, 2025 and December 31, 2024, the Company deferred a pre-tax loss of $6 million and $11 million, respectively, for the designated net investment hedge within the cumulative translation account within accumulated other comprehensive income, a component of total shareholders’ equity.
Currency translation adjustments, including the impact of the net investment hedges discussed above, during the nine months ended September 30, 2025 and 2024, are shown in the following tables, which provide the percentage change in U.S. Dollars against the respective currencies and the approximate impacts of these changes recorded within other comprehensive income (loss) for the respective periods.

(in millions, except for percentages)	September 30, 2025
Euro	13%	$75
Brazilian Real	16%	$22
British Pound	7%	$20
Chinese Renminbi	3%	$12

(in millions, except for percentages)	September 30, 2024
Euro	1%	$29
British Pound	5%	$12
Chinese Renminbi	1%	$6
Brazilian Real	(11)%	$(19)
For additional information regarding the level of business outside the United States, which is subject to foreign currency exchange rate market risk, refer to Note 21, “Reportable Segments and Related Information,” to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
In the ordinary course of its business, the Company is involved in a number of lawsuits and claims, both actual and potential. Proceedings that were previously disclosed may no longer be reported because, as a result of rulings in the case, settlements, changes in our business, or other developments, in our judgment, they are no longer material to the Company’s business, financial position or results of operations. Refer to Note 19, “Contingencies,” to the Condensed Consolidated Financial Statements of this Form 10-Q for additional information regarding such lawsuits and claims.
On October 15, 2025, the Company entered into a settlement agreement (the “Settlement Agreement”) with the Former Parent to resolve the previously disclosed claims asserted by the Former Parent against the Company in Delaware Superior Court in September 2024, pursuant to which the Former Parent sought, among other things, a judicial declaration that the Company is obligated under the Tax Matters Agreement to remit to the Former Parent refunds obtained by the Company from tax authorities that relate to certain indirect tax payments made prior to the Spin-Off. The Settlement Agreement also resolves the Company’s counterclaims asserted against the Former Parent in Delaware Superior Court in December 2024. For further discussion on the settlement and the terms of the Settlement Agreement, see Note 23, “Subsequent Event,” to the Condensed Consolidated Financial Statements of this Form 10-Q.
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

Item 1A. Risk Factors
We face a number of risks and uncertainties that could materially and adversely affect our business, financial condition or results of operations. A discussion of our risk factors can be found in Part I, Item 1A. Risk Factors in the Company’s Form 10-K filed on February 13, 2025. Readers should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. During the three months ended September 30, 2025, there were no material changes to our previously disclosed risk factors.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
In August 2024, the Company’s Board of Directors increased the capacity under our previously announced share repurchase program by $250 million. On February 12, 2025, an additional $200 million of capacity was approved, for a total share repurchase program of $600 million. As of September 30, 2025, the Company had repurchased $406 million of common stock under its repurchase program, excluding the impact of Federal excise tax. Under the share repurchase program, shares may be repurchased in open market transactions, privately negotiated transactions, or pursuant to one or more accelerated share repurchase programs or Rule 10b5-1 plans in compliance with SEC requirements. The exact amount and timing of any purchases will depend on a number of factors, including trading price, trading volume, and general market conditions. The share repurchase program has no expiration date and may be suspended, discontinued, or resumed at any time. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued.

Employee transactions include shares of the Company’s common stock withheld by the Company in connection with employees’ payment of taxes associated with the vesting of their restricted stock awards granted under the PHINIA Inc. 2023 Stock Incentive Plan.

The following table provides information about the Company’s purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2025:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in millions)
August 1, 2025 - August 31, 2025
Common Share Repurchase Program	510,176	$55.32	510,176	$196
Employee transactions	55,789	$58.48
September 1, 2025 - September 30, 2025
Common Share Repurchase Program	30,764	$57.77	30,764	$194
Employee transactions	268	$58.20

Item 5. Other Information
Trading Arrangements
During the nine months ended September 30, 2025, none of the individuals serving as the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, at that time adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
(Signature)

Samantha M. Pombier
Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)
Date: October 28, 2025