Form 10-K
period 2025-12-31
PHINIA INC.
filed 2026-02-12
CIK 1968915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1.7 billion, based on the closing price per share of the registrant’s common stock on such date, as reported on the New York Stock Exchange.
As of February 5, 2026, the registrant had 37,915,162 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated herein by reference into the Part of the Form 10-K indicated.

Document	Part of Form 10-K into which incorporated
Portions of the PHINIA Inc. Proxy Statement for the 2026 Annual Meeting of Shareholders	Part III

PHINIA Inc
FORM 10-K
YEAR ENDED DECEMBER 31, 2025

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
This Form 10-K contains forward-looking statements within the meaning of the U.S. federal securities laws. Forward-looking statements are statements other than historical fact that provide current expectations or forecasts of future events based on certain assumptions and are not guarantees of future performance. Forward-looking statements use words such as “anticipate,” “believe,” “continue,” “could,” “designed,” “effect,” “estimate,” “evaluate,” “expect,” “forecast,” “goal,” “initiative,” “intend,” “likely,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “will,” “would,” and other words of similar meaning. Forward-looking statements are subject to risks, uncertainties, and factors relating to our business and operations, all of which are difficult to predict and which could cause our actual results to differ materially from the expectations expressed in or implied by such forward-looking statements. Risks, uncertainties, and factors that could cause actual results to differ materially from those implied by these forward-looking statements include, but are not limited to:
•adverse changes in general business and economic conditions, including recessions, adverse market conditions or downturns and other factors, including geopolitical tensions and related trade restrictions, impacting the global transportation and industrial equipment industries;
•our inability to deliver new products, services and technologies in response to changing consumer preferences and evolving exhaust emissions regulations, or acceleration of the market for electric vehicles or deceleration of the market for alternative fuel technologies, including for use in internal combustion engines;
•competitive industry conditions;
•failure to identify, consummate, effectively integrate or realize the expected benefits from acquisitions, partnerships or other strategic investments;
•failure of or disruption in our technology infrastructure, including a disruption related to cybersecurity;
•pricing pressures from customers;
•elevated inflation rates and volatility in the costs of commodities used in the production of our products;
•difficulties launching new machine, engine or vehicle programs;
•changes in U.S. and foreign administrative policy, including increases in tariffs, changes to existing trade agreements and import or export licensing requirements and exchange controls, and any resulting changes in international trade relations;
•our inability to identify, attract, retain and develop a qualified global workforce;
•our inability to protect our intellectual property;
•failure to achieve the anticipated savings and benefits from restructuring and other actions, including those intended to improve future profitability and competitiveness, optimize our product portfolio and operations and execute our strategy;
•extraordinary events, including natural disasters or extreme weather events, political disruptions, terrorist attacks, pandemics or other public health crises, and acts of war;
•risks related to our international operations;
•economic, geopolitical, social and market conditions impacting our business in China;
•supply chain disruptions, including due to U.S. and foreign government action;
•our reliance on a limited number of OEM customers;
•work stoppages, production shutdowns and similar events or conditions;
•liabilities related to product warranties, litigation and other claims;

•current and future environmental, health and safety, human rights and other laws and regulations related to corporate sustainability;
•tax audits or similar processes, and changes in tax laws or tax rates taken by taxing authorities;
•governmental investigations and related proceedings regarding vehicle emissions standards, including related to diesel defeat devices;
•the impacts of climate change, regulations related to climate change, various stakeholders’ emphasis on reducing the impacts of climate change and other related matters;
•compliance with and changes in other laws and regulations impacting our operations;
•impairment charges on goodwill, indefinite-lived intangible assets and long-lived assets;
•changes in interest rates and asset returns that increase our pension funding obligations;
•restrictive covenants and other requirements impacting our financial and operating flexibility pursuant to the agreements governing our indebtedness;
•risks relating to the Spin-Off, including a determination that the Spin-Off does not qualify as tax-free for U.S. federal income tax purposes, our or our Former Parent’s failure to perform under, or additional disputes that may arise between the parties relating to, various transaction agreements executed in connection with the Spin-Off and any amendments and restatements thereto, and the availability of, and our ability to use, various credits and offsets detailed in such agreements or the settlement agreement between the Company and our Former Parent; and
•other risks and uncertainties described in Item 1A, “Risk Factors” and in our other reports filed from time to time with the Securities and Exchange Commission (the SEC).
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

PART I

Item 1. Business
PHINIA Inc. (together with its consolidated subsidiaries, the Company or PHINIA) is a Delaware corporation incorporated in 2023. The Company is a leader in the development, design and manufacture of integrated components and systems that are designed to optimize performance, increase efficiency and reduce emissions in combustion and hybrid propulsion for commercial vehicles and industrial applications (medium-duty and heavy-duty trucks, buses and other off-highway construction, marine, agricultural and aerospace and defense), light commercial vehicles (vans and trucks) and light passenger vehicles (passenger cars, mini-vans, cross-overs and sport-utility vehicles). We are a global supplier to most major original equipment manufacturers (OEMs) seeking to meet and exceed increasingly stringent global regulatory requirements and satisfy consumer demands for an enhanced user experience. Additionally, we offer a wide range of original equipment service (OES) solutions and remanufactured products as well as an expanded range of products for the independent (non-OEM) aftermarket (IAM).
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
Recent Acquisition
On August 1, 2025, the Company acquired 100% of Swedish Electromagnet Invest AB (SEM) for $47 million, comprised of $15 million of cash paid and $32 million cash used to extinguish debt assumed through the acquisition. SEM is part of the Fuel Systems segment, and is a prominent provider of advanced natural gas, hydrogen and other alternative fuel ignition systems, injector stators and linear position sensors. Refer to Note 2, “Acquisition” to the Consolidated Financial Statements in Item 8 of this Form 10-K for more information.
Narrative Description of Reportable Segments
The Company reports its results under two reportable segments: Fuel Systems and Aftermarket.
In the fourth quarter of 2025, the Company made a strategic decision to shift a significant portion of the OES business, previously reported in its Aftermarket segment, to the Fuel Systems segment, as distribution will now be handled by the Fuel Systems locations that manufacture the products. This is expected to streamline the sales structure to external customers while also reducing administrative efforts. The reporting segment disclosures have been updated accordingly which included recasting prior period information for the new reporting structure.
Net sales by reportable segment were as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Fuel Systems	$2,320	$2,275	$2,417
Aftermarket	1,306	1,282	1,231
Inter-segment eliminations	(143)	(154)	(148)
Net sales	$3,483	$3,403	$3,500

The sales information presented above does not include the sales by the Company’s unconsolidated joint venture (see sub-heading “Joint Venture” below). Such unconsolidated sales totaled approximately $256 million, $224 million, and $228 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Fuel Systems
The Fuel Systems segment provides advanced fuel injection systems, fuel delivery modules, canisters, sensors, electronic control modules and associated software, as well as OES solutions. Our highly engineered fuel injection systems portfolio includes pumps, injectors, fuel rail assemblies, engine control modules, and complete systems, including software and calibration services, that reduce emissions and improve fuel economy for traditional and hybrid applications.
Aftermarket
The Aftermarket segment sells products to independent aftermarket customers. Its product portfolio includes a wide range of products as well as maintenance, test equipment and vehicle diagnostics solutions. Additionally, we offer a diverse portfolio of original equipment service solutions and remanufactured products. The Aftermarket segment also includes sales of starters and alternators to OEMs.
Financial Information About Reportable Segments
Refer to Note 24, “Reportable Segments and Related Information,” to the Consolidated Financial Statements in Item 8 of this Form 10-K for financial information about the Company's reportable segments.
Joint Venture
As of December 31, 2025, the Company had one unconsolidated joint venture in which it exercises significant influence but has a less-than-100% ownership interest. Results from the unconsolidated joint venture are reported by the Company using the equity method of accounting pursuant to which the Company records its proportionate share of the joint venture’s income or loss each period.
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
Financial Information About Geographic Areas
The Company has a global presence. During the year ended December 31, 2025, approximately 37% of the Company’s net sales were generated in the United States, and 63% were generated outside the United States. Refer to Note 24, “Reportable Segments and Related Information,” to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional financial information about geographic areas.
Product Lines and Customers
During the year ended December 31, 2025, approximately 35% of the Company’s net sales were for Service (OES and IAM), approximately 25% were for light passenger vehicle applications, approximately 19% were for light commercial vehicle applications, approximately 15% were for medium and heavy duty commercial vehicle applications, and 6% for off-highway, industrial and other markets.
During the year ended December 31, 2025, approximately 16% of the Company’s net sales were gasoline fuel systems for light passenger vehicle applications and approximately 12% were diesel fuel systems for medium and heavy duty commercial vehicle applications.

The Company’s worldwide net sales to General Motors Company during the years ended December 31, 2025, 2024, and 2023 were 18%, 17%, and 16%, respectively. No other single customer accounted for more than 10% of the Company’s consolidated net sales in any of the years presented. Sales to the Company’s top five customers represented 37% of sales for the year ended December 31, 2025.
Certain of the Company’s products are generally sold directly to OEMs, substantially pursuant to negotiated annual contracts, long-term supply agreements or terms and conditions as may be modified by the parties. Deliveries are subject to periodic authorizations based upon OEM production schedules. The Company typically ships its products directly from its plants to the OEMs.
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
Research and Development
We have our own research and development (R&D) organization, including engineers and technicians, engaged in R&D activities at facilities around the globe. We also operate testing facilities such as prototype, measurement and calibration, life-cycle testing, dynamometer testing and validation laboratories. By working closely with OEMs and other customers and anticipating their future product needs, our R&D employees conceive, design, develop, test and validate new proprietary components and systems. R&D employees also work to improve current products and production processes. We believe our commitment to R&D will allow us to continue to obtain new orders from our customers.
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

	Year Ended December 31,
(in millions)	2025	2024	2023
Gross R&D costs	$190	$209	$188
Customer reimbursements	(85)	(97)	(80)
Net R&D costs	$105	$112	$108
Net R&D costs as a percentage of net sales were 3.0%, 3.3% and 3.1% for the years ended December 31, 2025, 2024 and 2023, respectively.
Intellectual Property
Intellectual property rights are important and valuable assets to our company. We have in the past and will continue in the future to file applications to protect our own rights, or to obtain licenses from third parties, when and where appropriate. We currently hold over 2,750 active pending applications and issued patents worldwide, and over 1,900 pending and registered trademarks worldwide. Many of our trademarks are well-known in the markets in which we operate, and are key differentiators in particular for our aftermarket business. In certain instances, we also license some of our intellectual property assets to third parties, and in some cases, receive royalties in return. While we consider our intellectual property portfolio on the whole to be important, we do not consider our business to be materially dependent upon any one single intellectual property right or agreement.
Competition
We compete globally with a number of other manufacturers and distributors that produce and sell similar products. Many of these competitors are larger, have more diverse product portfolios and have greater resources than us. Price, quality, speed of delivery, technological innovation, supply chain resilience, sourcing strategies, engineering development, scope of product technology system solutions, and program launch support are primary elements of competition.
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
Human Capital Management
Our ability to attract, engage, retain and develop a highly skilled workforce globally is critical to our long-term success and growth. We believe the skills, backgrounds, experiences, and industry knowledge of our talented employees are critical to our success and advance our efforts in cultivating an inclusive culture, driving operational excellence, executing our business strategy and providing innovative products and solutions designed to solve our customers’ biggest challenges.
Our people strategy framework focuses on developing and empowering our people to deliver business results through our PHINIA core values. Through this framework, we enable an inclusive, performance-based environment that fosters learning and skills development, while providing programs, processes and resources that support our people in delivering business value and advancing our vision of powering a better tomorrow.
As of December 31, 2025, our workforce was composed of 12,500 salaried and hourly employees, with a geographically diverse footprint.

Americas	5,500
Asia	1,700
Europe	5,300
Total Employees	12,500

Salaried	4,900
Hourly	7,600
Total Employees	12,500
We advance our people strategy and empower and support our employees through talent and development programs, our total rewards program, health and safety initiatives, our inclusion strategy and community engagement efforts.
Learning, Development and Engagement. We develop and empower our greatest asset, our people, to reach their full potential and deliver business results while embracing our shared values. Through training and formal development opportunities, we support employees in building the skills needed to achieve both short- and long-term career goals. We have our own tailored technical training along with a Leadership Development Program specifically designed to grow our technical and leadership pipelines. Our programs are delivered through multiple formats to ensure flexibility, accessibility, and scalability, making our learning solutions adaptable to the needs of an evolving global workforce and workplace.
Our formal performance management process, which leverages our human capital management system, enables managers and employees to set goals aligned with our business strategy and core values, provide ongoing feedback and identify development opportunities to help employees reach their full potential. We also offer traditional and reverse mentoring programs. Our reverse mentoring program pairs early-career talent with senior leaders to foster collaboration, encourage dialogue, and broaden perspectives across the organization. Additionally, we maintain a regular cadence of talent reviews and robust succession planning for key roles. These processes leverage talent pools to tailor development opportunities in line with career aspirations and organizational needs.
We regularly conduct employee engagement surveys to gather feedback on a range of topics and use these insights to develop action plans across the organization. Our goal is to continuously enhance employee experience and maintain a highly engaged, motivated workforce committed to delivering exceptional results. Through our latest comprehensive engagement survey conducted in 2024, 84% of employees responded, helping to identify several opportunities to enhance our employee experience.
Total Rewards. Our “YOU Matter” total rewards program is aligned to our people strategy framework and critical to our ability to attract, engage and retain a highly skilled workforce. Through this program, we deliver benefits and resources that support the physical, mental and financial well-being of our employees, tailoring programs to geography and locally identified employee and business needs. Additionally, we recognize employees and their contributions through several recognition and reward programs, as well as through the delivery of market-competitive compensation.
Benefit packages include benefits and programs designed to support health and well-being, including disease prevention, management of chronic conditions and programs and resources to support employees in improving or managing their financial, emotional and physical well-being. All full- and part-time employees are eligible to participate in our retirement plans and family-friendly leave programs, unless precluded by collective bargaining agreements or national statutory plans.
Our compensation infrastructure for salaried employees provides a globally consistent framework, with appropriate flexibility and country-specific salary structures informed by comprehensive market compensation surveys, business needs and other data. This infrastructure informs pay decisions, supporting our ability to provide competitive compensation and enabling us to attract and retain highly skilled talent. Our competitive compensation packages also are consistent with employee positions, skill levels, experience, knowledge, and geographic location. We support the principle of equal pay for equal work and are committed to periodically engaging external advisors to assess and advise on our compensation practices, programs, and principles.
Inclusion. Humility, inclusivity, integrity, and accountability are core values that guide our people-focused and inclusive culture. Recognizing differences in backgrounds and experiences as strengths enables us to foster this culture, which we believe drives innovation, enhances employee engagement and improves customer connection, ultimately leading to greater business success. We provide employees with tools and opportunities to help them reach their full potential. Our employees are also provided with the opportunity to participate, on a voluntary basis, in programs and initiatives at the global and local level that are intended to support the attraction, engagement, retention and development of highly skilled talent, promote effective collaboration in an environment free of all discrimination and biases, and form teams with a range of perspectives, skills and backgrounds.
Our Code of Ethical Conduct (the Code) outlines the standards that we hold each other and ourselves accountable to, defining the behaviors and actions expected for employees to act ethically, honestly and responsibly. The Code sets the tone for employee interactions with each other and external stakeholders to create a respectful and productive business environment. We reinforce our employees’ understanding of the Code through required training for new hires, as well as refresher training for all employees.
We recognize that, at certain locations where we operate, employees have freedom of association rights with third-party organizations such as labor unions. We respect and support those rights, including the right to collective bargaining, in accordance with local laws. Employees at some of our non-U.S. facilities are unionized and, in certain countries, particularly within Europe, certain employees are represented by an employee organization, such as a works council.
Health and Safety. The health and safety of our employees is a top priority – discussed on a regular basis at the highest level by our CEO and management, with strategic direction provided by our Global Safety Leadership team consisting of members of management, health and safety leaders and plant managers from all regions. We are dedicated to continually improving health and safety performance through education, managing and mitigating risk and maintaining a culture where safety comes first and is embedded in our core values. We maintain safety management systems at all of our manufacturing facilities. Our manufacturing locations that supply directly to OEM customers are certified to the ISO 45001:2018, 14001 and IATF 16949/ISO 9001 standards, with the exception of one facility that was acquired by the Company during 2025 in connection with the SEM acquisition.

We engage employees across different roles and geographies through ongoing workplace safety training and prevention initiatives, best practice sharing, safety meetings and recognition programs. These initiatives and programs aim to facilitate engagement, share successes and focus on employees continually improving the safety of our work environments and fostering safe and healthy practices.
Community Engagement. Through our community engagement initiatives, we believe in supporting the communities in which we live and work, encouraging employee involvement in local activities and charities. We focus on three core pillars of community engagement – Education, Clean World, and Community Service – in reinforcing our commitment to leading responsibly and supporting our communities.
Raw Materials
We use a variety of raw materials in the production of our products including aluminum, copper, nickel, plastic resins, steel, certain alloy elements, and semiconductor chips. Manufacturing operations for each of our operating segments are dependent upon natural gas (including carbon dioxide and helium), fuel oil, and electricity.
We use a variety of measures to limit the impact of supply shortages and inflationary pressures. Our global procurement organization works to accelerate cost reductions, purchase from best-cost regions, optimize the supply base, and mitigate risk, including through near shoring and dual sourcing strategies. In addition, we use long-term contracts, cost sharing arrangements, design changes, and limited financial instruments to help control costs wherever beneficial. The Company intends to use similar measures in 2026 and beyond. Refer to Note 16, “Financial Instruments,” to the Consolidated Financial Statements in Item 8 of this Form 10-K for information related to the Company’s hedging activities.
Prices for commodities remain volatile, and since 2024 the Company has experienced price increases for energy, gases and base metals (e.g., steel, aluminum and copper). In addition, many global economies are experiencing elevated levels of trade restrictions, which is driving an increase in other input costs. As a result, the Company has experienced, and expects to continue to experience, higher costs.
New trade regulations, including export controls on rare earth metals and semiconductors, increases in tariffs and elevated levels of steel mill plant closures could also have a material impact on our business by increasing our input costs or limiting supplies, ultimately requiring more flexibility in our supply locations through near shoring and dual sourcing.
Government Regulations
We are subject to extensive and varied laws and regulations in the jurisdictions in which we operate, including those relating to: anti‑corruption and trade; anti-money laundering; import and export compliance; antitrust; corporate sustainability, including environmental, health and safety and human rights; data security and privacy; employment; intellectual property; transportation; zoning; and fire codes. Our policies mandate compliance with all applicable laws and regulations, and we operate our business in accordance with standards and procedures designed to comply with these laws and regulations.
Our practice is to identify potential regulatory and quality risks early in the design and development process and proactively manage them throughout the product lifecycle through the use of routine assessments, protocols, standards, performance measures and audits. New regulations and changes to existing regulations are managed in collaboration with our OEM and other customers and implemented through our global systems and procedures designed to ensure compliance with existing laws and regulations. We demonstrate material content compliance through the International Material Data System (IMDS), which is the vehicle industry material data system. In the IMDS, all materials used for vehicle manufacturing are archived and maintained to meet the obligations placed on the vehicle manufacturers, and thus on their suppliers, by national and international standards, laws and regulations.
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

Information About Our Executive Officers
Set forth below are the names, ages, positions and certain other information concerning the Company’s executive officers and officers within the meaning of Rule 16a-1(f) of the Exchange Act as of February 12, 2026.

Name (Age)	Present Position (Effective Date)	Positions Held During the Past Five Years (Effective Date)
Brady D. Ericson (54)	President and Chief Executive Officer (July 2023)	•President and General Manager, Fuel Systems and Aftermarket BorgWarner (2022-July 2023) •President and General Manager, Morse Systems, BorgWarner (2019-2022)
Chris P. Gropp (61)	Senior Vice President and Chief Financial Officer (January 2026)	•Vice President and Chief Financial Officer (July 2023-January 2026) •Vice President of Finance, Fuel Systems and Aftermarket, BorgWarner (2020-July 2023)
Pedro Abreu (48)	Vice President and Chief Strategy Officer (July 2024)
•Vice President and General Manager, Fuel Systems Asia Pacific (July 2023 - July 2024)
•Vice President and General Manager Asia, Fuel Systems, BorgWarner (2021-July 2023)
•Plant Manager Tulle, France, BorgWarner (2019-2021)

Todd L. Anderson (56)	Vice President and Chief Technology Officer (July 2023)	•Vice President and General Manager, Fuel Systems (Europe, Middle East, Africa), BorgWarner (2021-July 2023) •Vice President and Managing Director, Diesel Fuel Injection Systems, BorgWarner (2020-2021)
Robert Boyle (46)	Senior Vice President, General Counsel and Secretary (January 2026)	•Vice President, General Counsel and Secretary (July 2023-January 2026) •Vice President and General Counsel (Europe), BorgWarner (2020-July 2023)
Michael Coetzee (59)	Vice President and General Manager, Fuel Systems Americas (July 2023)	•Vice President and General Manager, Morse Systems, Americas, BorgWarner (2020-July 2023) •Vice President and General Manager, Transmission Systems, Americas, BorgWarner (2016-2020)
Alisa Di Beasi (51)	Senior Vice President and Chief Human Resource Officer (January 2026)	•Vice President and Chief Human Resource Officer (July 2023-January 2026) •Vice President, Global Human Resources, Morse Systems, BorgWarner (2020-July 2023)
Sebastian Dori (45)	Vice President and Chief Purchasing Officer (July 2023)	•Vice President, Global Supply Management, Fuel Systems, BorgWarner (2021-July 2023) •Director, Global Supply Chain Management, Morse Systems, BorgWarner (2020-2021)
Christopher Gustanski (52)	Vice President, Operational Excellence (July 2023)
•Vice President Manufacturing Strategy and Quality, BorgWarner (2020-July 2023)
•Vice President Manufacturing Engineering, Powertrain Products and Corporate Manufacturing Engineering, Lean, and Footprint Planning, Delphi Technologies (2019-2020)

Neil Fryer (64)	Vice President and General Manager, Global Aftermarket (July 2023)	•Vice President and General Manager, Global Aftermarket, BorgWarner (2022-July 2023) •Vice President Global Marketing, Product and Strategic Planning, Aftermarket, BorgWarner (2020-2022)
John Lipinski (58)	Vice President and General Manager, Fuel Systems Europe (July 2023)
•Vice President, Global Manufacturing Engineering, PowerDrive Systems, BorgWarner (2022-July 2023)
•Senior Director Global Manufacturing Engineering and Operations, PowerDrive Systems, BorgWarner (2020-2022)
•Global Operations Senior Director, Delphi Technologies (2019-2020)

Matthew Logar (50)	Senior Vice President and Chief Information Officer (January 2026)	•Vice President and Chief Information Officer (July 2023-January 2026) •Chief Information Officer, Gentherm Incorporated (thermal management technologies company) (2020-July 2023)
Samantha M. Pombier (44)	Vice President and Controller (July 2023)	•Assistant Controller, BorgWarner (2020-July 2023) •Director, External Reporting, BorgWarner (2019-2020)
Hongyong (Hank) Yang (51)	Vice President and General Manager, Fuel Systems Asia Pacific (July 2024)	•Country Director (China) and General Manager Fuel Systems (China) (July 2023-July 2024) •General Manager Fuel Systems (China), BorgWarner (2021-July 2023)

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
Risks Related to Our Industry and Strategy
Adverse changes in general business and economic conditions, including recessions, adverse market conditions or downturns and other factors, including geopolitical tensions and related trade restrictions, impacting the transportation and industrial equipment industries, have in the past and may in the future adversely affect our business, financial condition, and results of operations.
Our business, financial condition and results of operations are sensitive to global and regional business and economic conditions, particularly those specific to the global automotive and industrial equipment industries. Commercial vehicle, light commercial vehicle, light passenger vehicle, and industrial application production and sales are cyclical and sensitive to general economic conditions and other factors, including geopolitical tensions, inflation (including related to the cost of labor and the price of commodities), interest rates, consumer credit, and consumer spending and preferences. Economic declines resulting in significant reductions in commercial vehicle, light commercial vehicle and light passenger vehicle production have in the past adversely affected our business, financial condition and results of operations, including our sales to OEMs, and could have similar effects in the future. Many global economies have experienced elevated levels of inflation more generally, which has led to an increase in other input costs. As a result, the Company has experienced, and may continue to experience, higher costs. In addition, geopolitical tensions and related trade restrictions, including export controls, and tariff increases could have a material impact on our business, financial condition and results of operations, including increasing our input costs and decreasing demand in the commercial vehicle and light vehicle markets, although the nature of those trade restrictions and tariffs remains unclear. These new trade restrictions and tariffs increase the risk for further elevated inflation more generally, which may drive an increase in other input costs. Although the Company has offset higher costs through a combination of productivity and customer recoveries in the past, there can be no guarantee that the Company will continue to be successful in doing so in the future should inflation remain at elevated levels or further increase.
If we do not deliver new products, services and technologies in response to changing consumer preferences and evolving exhaust emissions- regulations, or if the market for electric vehicles grows faster than expected and the market for alternative fuel technologies, including for use in internal combustion engines, develops slower than expected, our business, financial condition, and results of operations could be adversely impacted.
The global transportation industry has been, and is largely expected to continue to be, focused on increased fuel efficiency and reduced emissions, including the development of hybrid electric and alternative fuel vehicles, primarily as a result of changing consumer preferences and increasingly stringent regulatory requirements in certain jurisdictions related to the impacts of climate change. In past years, electric vehicle use has increased, with some cities limiting access to, and a number of countries and jurisdictions implementing regulations that require a reduction or phase-out of sales of, certain commercial and light combustion-powered vehicles, accelerating toward 2030 and beyond. While growth rates of electric vehicle adoption and production have slowed in recent years compared to earlier expectations due to several factors, particularly lower than anticipated consumer acceptance and infrastructure challenges, the regulatory landscape remains challenging. If reductions or phase outs are ultimately required, that would have an impact on production at OEMs and, in turn, sales of our products. The ongoing energy transition away from fossil fuels in certain jurisdictions and the adoption of electrified powertrains in some markets (notably the passenger car segment, and to some degree in the light and medium duty commercial vehicle segments) has resulted, and could continue to result, in lower demand for certain of our products. We will continue to consider these trends and related shifts in the global transportation and other industries in which we operate, including in the context of our product line, growth and innovation and development strategies.
Through our products and solutions, we are focused on enhancing fuel efficiency and driving growth through our ability to capitalize on other strategies for lower carbon mobility, such as the transition to alternative fuels (e.g., hydrogen, ammonia, ethanol, methanol, compressed natural gas, bio-fuels and other zero- and lower-carbon fuel types) for combustion-powered vehicles, industrial machinery and other applications. Given the early stages of development of some of these products and solutions and the infrastructure challenges that accompany certain alternative fuel adoption, there can be no guarantee of future market acceptance, regulatory acceptance and investment returns with respect to our planned products and solutions.
If we do not continue to develop or acquire new and compelling products that gain acceptance with our customers, if we do not focus innovation activities on practical, efficient solutions, or if we do not expand our offerings of combustion-agnostic products and solutions and realize the anticipated benefits of our investments in alternative fuel technologies, our competitive position and business, financial condition and results of operations could be adversely impacted. In addition, if the market adoption for electric vehicles (particularly light and medium duty commercial vehicles) grows faster than expected, or if authorities implement additional, more stringent or new limits or phase-outs for combustion-powered vehicles, other modes of transportation or industrial equipment on a broad basis, our competitive position and business, financial condition and results of operations could be adversely impacted.
We face strong competition.
We compete globally with a number of manufacturers and distributors that produce and sell products and solutions that are similar to ours. Price, quality, speed of delivery, technological innovation, supply chain resilience, sourcing strategies, engineering development, scope of product technology system solutions, and program launch support are primary elements of competition. Our competitors include a large number of independent domestic and international suppliers, primarily in the global transportation and industrial equipment industries. A number of our competitors are larger than us and have more diverse product portfolios, and some competitors have greater financial and other resources than we do. Our customers, faced with intense international competition, have continued to expand their global sourcing of components. As a result, we have experienced increased competition from suppliers in other parts of the world, including suppliers that may enjoy economic advantages, such as lower labor costs, lower healthcare costs, lower tax rates and, in some cases, export or raw material subsidies. In addition, the global transportation industry is experiencing a period of technological change, including related to advances in artificial intelligence (AI) technologies. We expect AI, including machine learning and neural network capabilities, to play an increasing role in our design, manufacturing, sourcing and other activities, which will generate both opportunities and risks for our business.
Any of our competitors may foresee the course of market development more accurately than we do, enter new segments (or expand in segments that are newer to our business) earlier and more effectively than we do, develop products and solutions that are superior to our offerings, adopt or utilize AI capabilities in their design, manufacturing, sourcing and other activities more effectively than we do, produce similar products at a cost that is lower than our production cost, or adapt more quickly than we do to new technologies or evolving consumer preferences and customer and regulatory requirements. As a result, our products and solutions may not be able to compete successfully with those of our competitors, and we may not be able to meet the growing demands of our customers. These trends could adversely affect our competitive position, business, financial condition and results of operations, including our sales and the profit margins on our products and solutions.
The failure to identify, consummate, effectively integrate or realize the expected benefits from acquisitions, partnerships or other strategic investments could adversely affect our growth and our business, financial condition, and results of operations.
We periodically evaluate selective acquisitions, partnerships, and other strategic investments in connection with our growth strategy. The success of our growth strategy is dependent, in part, on our ability to identify suitable acquisition or partnership candidates, prevail against competing potential acquirers or partners and negotiate and consummate acquisitions or partnerships on terms attractive to us. It is also dependent on our ability to effectively integrate and realize the expected benefits from acquisitions or partnerships. On August 1, 2025, we completed our first acquisition as an independent publicly traded company, acquiring 100% of SEM, a prominent provider of advanced natural gas, hydrogen and other alternative fuel ignition systems, injector stators, and linear position sensors, and our integration efforts are ongoing.
To realize the anticipated benefits of acquisitions or partnerships, including the SEM acquisition, the combination must be successful. The combination of independent businesses is a complex, costly, and time-consuming process that requires significant management attention and resources. It is possible that the integration process could result in: the loss of key employees; the disruption of our operations; the inability to maintain or increase our competitive presence; inconsistencies in standards, controls, procedures and policies; difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the acquisition; the diversion of management’s attention to integration matters; difficulties in the assimilation of operations, employees and corporate cultures; and/or the realization of unknown or inestimable liabilities relating to the acquired business or inaccurate assessment of undisclosed, contingent, or other liabilities or complexities. Any or all of these factors could adversely affect our ability to maintain relationships with customers, suppliers, and employees, or achieve the anticipated benefits of the acquisition on the timeline expected, and could have an adverse effect on the combined company. In addition, many of these factors are outside of our control, and any one of these factors could result in additional or unforeseen costs, decreases in the amount of expected revenues and additional diversion of management’s time and energy, which could adversely impact our business, financial condition, and results of operations.
The success of our growth strategy is also dependent, in part, on our ability to identify and realize the expected benefits of other strategic investments and opportunities for growth, such as through diversifying or expanding our current offerings, and successfully launching programs in segments that are newer to our business, such as aerospace and defense. If we are not successful in our efforts to diversify or expand our current offerings, grow our business in newer segments, or identify and realize the expected benefits of other strategic investments, our competitive position and business, financial condition and results of operations could be adversely impacted.
Risks Related to Our Business and Operations
A failure of or disruption in our technology infrastructure, including a disruption related to cybersecurity, could adversely impact our business, financial condition, and results of operations.
We rely on the capacity, reliability, and security of our technology systems and infrastructure, including operational technology and industrial control systems that support our global manufacturing, testing, and quality assurance processes. We also depend on third‑party service providers, software suppliers (including providers of enterprise resource planning applications), and manufacturing partners. These systems are vulnerable to disruptions (including those resulting from cybersecurity attacks), failures or vulnerabilities in third-party provided products and services (including relating to certain end-of-life or unsupported systems or hardware), and natural disasters or adverse weather events. Although we employ due diligence, ongoing monitoring, risk assessments, system and hardware modernization initiatives and other protective measures, vulnerabilities or failures (including previously unknown vulnerabilities) of these systems could result in production delays, increased costs, or other adverse impacts that we may not be able to prevent or fully mitigate. In addition, the rapid evolution and increased adoption of AI technologies may intensify our cybersecurity risks, including risks of model manipulation, data leakage, the introduction of insecure code and social engineering using AI-generated content. Disruptions in, attacks on, and the integrity of our technology systems and infrastructure, or on the information systems, products, or services of third parties with which we engage, pose a risk to the security of our systems and data, including the data of our employees, customers, and suppliers. Some cybersecurity attacks or incidents result from human error or manipulation(including phishing, business email compromise, or other schemes or attacks that use social engineering) to gain access to systems, carry out disbursement of funds, or other frauds, or involve ransomware, malware, and other advanced persistent threats that increase the risks and costs associated with protecting against such attacks. Threat actors increasingly deploy phishing attacks and business email compromise schemes aimed at disrupting operations, extorting payments, or redirecting funds. Such attacks could encrypt or corrupt critical systems or data, impede access to design or manufacturing systems, or result in fraudulent disbursements, any of which could materially increase costs and adversely affect our business or results of operations. To date, risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected or are not reasonably likely to materially affect the Company or our business, results of operations or financial condition.
We have implemented cybersecurity and data protection policies, processes, and strategies that are informed by regulatory and business requirements, our prior experience addressing cybersecurity attacks and incidents (including with our former affiliates), and industry practices and standards. Despite these efforts, we have experienced targeted and non-targeted cybersecurity attacks and incidents in the past that have resulted in unauthorized persons gaining access to our information and systems, and we could in the future experience similar attacks. Such events could trigger obligations under data breach notification and consumer privacy laws, governmental investigations, claims, and remediation costs, and could result in contractual liability to customers or suppliers.
We continue to monitor, assess, and protect against these risks, as future cybersecurity attacks or incidents on the Company could cause the inappropriate disclosure of confidential information (including our intellectual property or employee, customer, or supplier data), improper use of our systems and networks, access to and manipulation and destruction of our third-party data, production downtimes or delays, lost revenues, inappropriate disbursement of funds, and both internal and external supply shortages. The consequences of a cybersecurity attack or incident could cause significant damage to our reputation, affect our relationships with our employees, customers, suppliers, and other business partners, impair the operation of our financial systems and internal controls over financial reporting, delay our ability to timely close our books, require disclosure under the federal securities laws, or lead to governmental investigations or claims against us, and ultimately, adversely affect our business, financial condition and results of operations. We have incurred, and expect to continue to incur, significant costs to protect against damage that may be caused by cybersecurity attacks or incidents in the future.
Additional information about our cybersecurity risk management, policies, processes, strategies and governance is included under Item 1C, “Cybersecurity,” which should be read together with these Risk Factors.
We are under substantial pressure from our customers to reduce the prices of our products.
There is substantial and continuing pressure from our customers to reduce costs. Our customers often expect annual price reductions in our business. To maintain our profit margins, we seek periodic price reductions from our suppliers in response to this expectation, to improve production processes to increase manufacturing efficiency, and to streamline product designs to reduce costs. In recent years, however, many of our suppliers have sought to increase prices in order to offset inflationary and other costs and surcharges, including the impact of tariffs. Although we seek to recover inflationary and other costs and surcharges, including relating to tariffs, from our customers and have had some success in the past in recovering a portion of these costs and surcharges, our ability to pass through increased costs to our customers can be limited (with any cost recovery sometimes less than 100% and on a delayed basis) and there can be no assurance that such recoveries will continue in the future. Our inability to reduce costs (in an amount equal to or less than) annual price reductions, increases in tariffs, increases in raw material costs, increases in employee wages and benefits and other inflationary headwinds could have an adverse effect on our business, financial condition and results of operations.
We continue to face volatile costs of commodities used in the production of our products and elevated levels of inflation.
We use a variety of commodities (including aluminum, copper, nickel, plastic resins, steel, certain alloy elements, semiconductor chips, and energy) and materials purchased in various forms (including castings, powder metal, forgings, stampings and bar stock) in the production of our products. In recent years, prices for many of these commodities have increased. We have sought to alleviate the impact of increasing costs by including a material pass-through provision in our customer contracts wherever possible and by selectively hedging certain commodity exposures. Customers frequently challenge these contractual provisions and rarely pay the full cost of any increases in the cost of materials. The discontinuation or lessening of our ability to pass through or hedge increasing commodity costs could adversely affect our business, financial condition and results of operations.
From time to time, commodity prices may also fall rapidly. If this happens, suppliers may withdraw capacity from the market until prices improve, which may cause periodic supply interruptions. The same may be true of transportation carriers and energy providers. If these supply interruptions occur, it could adversely affect our business, financial condition and results of operations.
Prices for commodities remain volatile, and since the beginning of 2024, the Company has experienced price increases for energy and base metals (such as steel, aluminum and copper). In addition, since 2023, many global economies, including the United States, have experienced elevated levels of inflation and trade restrictions, which has led to an increase in other input costs. We have pricing-related agreements with various customers, but these agreements do not enable us to recover 100% of our increased costs, and as a result, our operating margins could be negatively impacted. While we will continue to negotiate the pass through and recovery of higher costs with our customers, perpetuation of this trend could adversely affect our business, financial condition and results of operations.
Our profitability and results of operations may be adversely affected by program launch difficulties.
The launch of a new machine, engine or vehicle program for a customer is a complex process, the success of which depends on a wide range of factors, including the production readiness of our manufacturing facilities and processes and those of our suppliers and customers, as well as factors related to tooling, equipment, employees, initial product quality and other factors. Our failure to successfully launch new programs, or our inability to accurately estimate costs to design, develop and launch new machine, engine or vehicle programs, could have an adverse effect on our business, financial condition and results of operations.

To the extent we are not able to successfully launch a new program, our customer’s vehicle production could be significantly delayed or shut down. Such situations could result in significant financial penalties to us, or a diversion of employees and financial resources to improving launches, rather than investing in continuous process improvement or other growth initiatives, and could result in our customers shifting work away from us to a competitor. Any of the foregoing could result in loss of revenue or loss of market share and could have an adverse effect on our business, financial condition and results of operations.
Changes in U.S. and foreign administrative policy, including increases in tariffs, changes to existing trade agreements and import or export licensing requirements and exchange controls, and any resulting changes in international trade relations, have in the past and may in the future adversely affect our business, financial condition and results of operations.
We manufacture, sell and service products globally and rely upon a global supply chain to deliver the raw materials, components, systems and parts that we need to manufacture and service our products. Changes in laws, regulations and government policies on foreign trade and investment can affect the production, pricing, and demand relating to our products and solutions, cause customers to shift preferences towards domestically manufactured or branded products, and impact the competitive position of our products or prevent us from being able to sell or manufacture products in certain countries.
Our business benefits from free trade agreements, such as the United States-Mexico-Canada Agreement. Efforts to withdraw from, or substantially modify, such agreements or arrangements, or actions taken in contravention of such agreements or arrangements, or the implementation of more restrictive trade policies, such as higher tariffs relevant to our operations (particularly in Mexico and China), import or export licensing requirements and exchange controls or new barriers to entry, could adversely impact our business. Such potential adverse impacts include: limiting our ability to capitalize on current and future growth opportunities in international markets impairing our ability to expand the business by offering new technologies, products and services; increases to our input and production costs and decreases in customer demand (particularly in the commercial vehicle (CV), light commercial vehicle (LCV), and light passenger vehicle (LPV) markets); and impairing our competitiveness and our relationships with customers and suppliers. Furthermore, there is uncertainty regarding the application, scope, duration, and timing for implementation of certain new trade restrictions (including export controls on rare earth metals and semiconductors) and increases in tariffs (including related offsets) announced in 2025 that are applicable to our business. There is also uncertainty regarding any additional tariffs or other measures that may be announced or implemented by the United States and other governments in the future, and the potential related market impacts. Such actions can be announced with little or no advance notice, and we may not be able to effectively mitigate all adverse impacts from such measures.
Although new trade restrictions and increases in tariffs did not have a material adverse impact on our business in 2025, any of these trade restrictions and tariff increases, any others announced or implemented in the future (including due to administrative changes in the United States, Mexico or other jurisdictions and any resulting volatility) and any related enforcement or market impacts may result in higher costs, particularly with respect to products imported from certain regions subject to significant tariff increases (including Mexico and China), and have a material adverse effect on our business, financial condition and results of operations.
Our inability to identify, attract, retain, and develop a qualified global workforce could adversely impact our business, financial condition and results of operations and impair our ability to meet our strategic objectives and the needs of our customers.
Our continued success depends in part on our ability to identify, attract, and onboard qualified candidates with the requisite education, background, skills, and experience. It also depends on our ability to retain, develop, and engage employees across our business, including our sales, manufacturing, research and development, information technology, corporate, and other operations and functions. To the extent we are unable to remain competitive with our total rewards programs (which includes compensation and benefits programs and practices), human capital management strategies and objectives, or inclusive workplace culture, or if qualified candidates or employees become more difficult to attract or retain under reasonable terms, we may experience higher labor-related costs and significant employee turnover, and may be unable to attract and retain a qualified global workforce, including members of management, other senior leaders, and employees with key engineering and technical skills, in numbers sufficient for our needs. These factors could adversely affect our business, financial condition and results of operations, and impair our ability to maintain our competitive position, drive our strategic objectives, and meet the needs of our customers.

If we are unable to protect our intellectual property or if a third party makes assertions against us or our customers relating to intellectual property rights, our business, financial condition and results of operations could be adversely affected.
We own important intellectual property, including patents, trademarks, copyrights, and trade secrets, and are involved in numerous licensing arrangements. Our intellectual property plays an important role in maintaining our competitive position in a number of the segments that we serve. Our competitors may develop technologies that are similar or superior to our proprietary technologies or design alternatives to our patented or licensed technologies. Additionally, our customers may seek ownership or exclusivity rights over intellectual property that arises in connection with products and solutions that we develop for them. Further, as we expand our operations in jurisdictions where the enforcement of intellectual property rights is less robust, the risk of others duplicating our proprietary technologies or supplying counterfeit goods at lower prices under confusingly similar or identical trademarks, increases, despite the efforts we undertake to protect our intellectual property. Our inability to protect, enforce or further develop our intellectual property rights, or claims that we are infringing on the intellectual property rights of others, could adversely affect our competitive position, as well as our business, financial condition and results of operations.
Our execution of restructuring and other actions in an effort to improve future profitability and competitiveness, optimize our product portfolio and operations and execute our strategy has caused us and could cause us in the future to incur restructuring charges, and we may not achieve the anticipated savings and benefits from these actions.
We have initiated, and may continue to initiate, restructuring and other actions that are designed to execute our strategy and enhance our business. Through these actions we may seek to improve the competitiveness of our business and sustain our margin profile, optimize our product portfolio, technical capability and operations, consolidate and take advantage of available capacity and resources, create an optimal legal entity structure, or reduce existing structural costs. During 2025, the Company implemented actions as part of a strategic effort to align its legacy infrastructure with current business needs and reduce costs in response to ongoing industry headwinds. We may not realize the anticipated annual savings from these actions, or future savings or benefits from future actions, in full or in part or within the time periods anticipated. We are also subject to the risks of labor unrest, negative publicity and business disruption in connection with our actions. Failure to realize anticipated savings or benefits from our actions could have an adverse effect on our business, financial condition and results of operations.
The occurrence or threat of extraordinary events, including natural disasters or extreme weather events, political disruptions, terrorist attacks, pandemics or other public health crises, and acts of war, have in the past and could in the future disrupt production or impact consumer spending or the demand for our products and solutions.
Extraordinary events, including natural disasters or extreme weather events (including those that may result from the impacts of climate change), fires or similar catastrophic events, political disruptions, terrorist attacks, pandemics or other public health crises, such as the COVID-19 pandemic, and acts of war have in the past and may in the future disrupt our business or operations, impact our supply chain and access to necessary raw materials, or adversely affect the global economy generally, resulting in a loss of sales and customers and an increase in costs. Any of these disruptions or other extraordinary events outside of our control that impact our operations or the operations of our suppliers or customers could have a future adverse effect on our business, financial condition and results of operations. In addition, these types of events could negatively impact consumer spending or result in changes in the demand for certain of our products and solutions in the impacted regions or globally, which could have an adverse effect on our business, financial condition and results of operations.
We are subject to risks related to our international operations.
Nearly all of our manufacturing facilities are outside the United States, including other regions in the Americas, Europe and Asia. Consequently, our results have been and may continue to be adversely affected by fluctuations in foreign currency exchange rates and higher tariffs, and by other trade restrictions or prohibitions, import tariffs or other charges or taxes, changes in trade, monetary and fiscal policies, limitations on the repatriation of funds, changing economic conditions, higher labor costs, unreliable intellectual property protection and legal systems, insufficient infrastructures, social unrest, political and geopolitical instability and disputes, international terrorism, acts of war and other factors that may be discrete to a particular country or geography. Compliance with multiple and potentially conflicting laws and regulations of various countries is challenging, burdensome, and expensive.

The financial statements of foreign subsidiaries are translated to U.S. Dollars using the period-end exchange rate for assets and liabilities and an average exchange rate for each period for revenues, expenses and capital expenditures. The local currency is typically the functional currency for our foreign subsidiaries. While we did not experience significant adverse foreign currency impacts during 2025, significant foreign currency fluctuations and the associated translation of those foreign currencies could adversely affect our business. Additionally, significant changes in currency exchange rates, particularly the Euro, Chinese Renminbi, British Pound, Brazilian Real and Indian Rupee could cause fluctuations in the reported results of our businesses’ operations that could negatively affect our business, financial condition and results of operations.
Because we are a U.S. holding company, one significant source of our funds is distributions from our non-U.S. subsidiaries. Certain countries in which we operate have adopted or could institute currency exchange controls that limit or prohibit our local subsidiaries’ ability to convert local currency into U.S. Dollars or to make payments outside the country. This could subject us to the risks of local currency devaluation and business disruption, which could negatively impact our business, financial condition and results of operations.
Our business in China is subject to aggressive competition and is sensitive to economic, geopolitical, social and market conditions.
Maintaining a strong position in the Chinese market is a key component of our global strategy. The transportation and industrial equipment supply markets in China are highly competitive, with competition from many of the largest global manufacturers and numerous smaller domestic manufacturers. As the Chinese market evolves, many market participants have acted aggressively to increase or maintain their market share. Increased competition has contributed to pricing pressure, reduced margins and limited our ability to gain or hold market share. Our business in China is also sensitive to economic, geopolitical, social and market conditions that drive sales volumes in China. If we are unable to maintain our position in the Chinese market or if vehicle or industrial equipment sales in China decrease, our business, financial condition and results of operations could be adversely affected. In addition, there continues to be significant uncertainty regarding the future relationship between the United States and China, including with respect to trade policies, treaties, government regulations, tariffs and rare earth-related controls and trade restrictions. While the impact of trade restrictions and tariffs implemented in 2025 has not had a material impact on our business, any increased trade barriers or restrictions on global trade, particularly trade with China, could adversely impact our competitiveness in the Chinese market and our business, financial condition and results of operations.
Risks Related to Our Customers and Suppliers
Disruptions in our supply chain have in the past, and could in the future, adversely affect our business, financial condition and results of operations.
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
In recent years, the global economy and entire industries have experienced global supply chain shortages and other disruptions, including due to natural disasters or extreme weather events, political disruptions, pandemics or other public health crises, terrorist attacks, acts of war, labor or social unrest, government actions (such as relating to trade laws, tariffs and import and export controls), cybersecurity attacks or incidents, manufacturing disasters (such as burn downs), financially distressed suppliers and other circumstances. For the global transportation industry in particular, although global supply chains have recovered from the disruption caused by the COVID-19 pandemic, other circumstances (such as the ongoing conflict between Russia and Ukraine, trade restrictions, terrorist attacks, natural disasters and extreme weather events) have caused supply constraints for certain components that have impacted, and some of which continue to impact, global industry production levels. These circumstances and other rapidly changing industry conditions (such as volatile production volumes, credit tightness, changes in foreign currencies, raw material, commodity, transportation and energy price escalation, drastic changes in consumer preferences and other factors) have resulted or could in the future result in significant supply disruptions, supplier financial instability, or distress, commercial disputes with suppliers and customers. In addition, new trade regulations, including export controls on rare earth metals and semiconductors, increases in tariffs, other changes in trade policy and relations and elevated levels of steel mill plant closures, could have a material, adverse impact on our business by increasing our input costs or limiting supplies, ultimately requiring more flexibility in our supply locations through near shoring and dual sourcing.
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
Further, we may provide financial support to distressed suppliers or take other measures to protect our supply lines. The circumstances and conditions described in this section have resulted, or could in the future result, in additional costs and adversely impact our relationships with customers or suppliers or our business, financial condition and results of operations.
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
We have in the past, and likely will in the future, derive a significant portion of our net sales from a relatively limited number of OEM customers. For the year ended December 31, 2025, our top five customers accounted for approximately 37% of our net sales, with General Motors Company representing 18%. The loss of, or a significant decrease in business from, one or more of these customers could have a materially adverse impact on our business, financial condition and results of operations. In addition, any consolidation among our top customers may further increase our customer concentration risk.
Work stoppages, production shutdowns and similar events or conditions could significantly disrupt and adversely impact our business, financial condition and results of operations.
Because the transportation and industrial equipment industries rely heavily on just-in-time delivery of components during the assembly and manufacture of products, a work stoppage or production shutdown at one or more of our suppliers’ facilities, including as a result of a prolonged dispute with unionized employees at such facilities, could impact our ability to manufacture and assemble our products and solutions, or meet the needs of our customers, which could have significant adverse effects on our business, financial condition and results of operations. Similarly, if one or more of our customers were to experience a work stoppage or production shutdown, that customer would likely halt or limit purchases of our products, which could result in the shutdown of the related manufacturing facilities. Strikes against certain of our customers adversely impacted our results of operations during 2023, as automakers limited purchases of our products during the strikes due to the halt of their own production. Any future strikes that continue for a prolonged period could adversely affect our business, financial condition and results of operations.
In addition to our suppliers and customers, a work stoppage or production shutdown at one or more of our manufacturing and assembly facilities, including as a result of a prolonged dispute with unionized employees at certain of our international facilities, could adversely affect our business, financial condition and results of operations.
Risks Related to Regulatory, Legal and Similar Matters
We have liabilities related to product warranties, litigation and other claims.
We provide product warranties to our customers for some of our products. Under these product warranties, we may be required to bear costs and expenses, including for the repair or replacement of these products. As suppliers become more integrally involved in the design of vehicles and equipment and assume more of the assembly functions, OEMs are increasingly looking to their suppliers for contribution when faced with recalls and product warranty claims. A recall claim or product warranty claim brought against us could adversely impact our business, financial condition and results of operations. In addition, a recall claim could require us to review the relevant portion of our product portfolio to assess whether similar issues are present in other product lines, which could result in significant disruption to our business and could have an adverse impact on our financial condition and results of operations. Factors outside our control, including the quality of fuel in end-user markets or our products operating under conditions not originally included in our customer’s technical requirements specification, or contemplated by either our customers or ourselves, may increase our exposure for warranty or recall claims. We may also incur costs and expenses to defend against alleged claims whereby our products are ultimately determined not to be at fault. In addition, as we continue to develop and invest in products and solutions involving alternative fuels (e.g., hydrogen, ammonia, ethanol, methanol, compressed natural gas and other zero- and lower-carbon fuel types) designed to enhance fuel efficiency and reduce emissions, we may experience an increase in claims. Actual costs and expenses associated with these claims could be material or exceed any amounts accrued for such claims in our financial statements.
In addition, we are currently, and may in the future become, subject to other commercial or contractual disputes and legal proceedings. These claims typically arise in the normal course of business and may include commercial or contractual disputes with our customers and suppliers, intellectual property, personal injury, product liability, environmental and employment claims. These claims may also arise under the Separation and Distribution Agreement we entered into with the Former Parent in connection with the Spin-Off, which allocated responsibility to us for various legacy matters, including certain items that are otherwise unrelated to our business, or the Amended and Restated Tax Matters Agreement entered into with the Former Parent during 2025 to resolve a dispute relating to the Tax Matters Agreement entered into by the parties in connection with the Spin-Off.
It is possible that any such claims may have an adverse impact on our business that is greater than we anticipate. While we maintain insurance that provides protection against certain potential losses relating to such claims and other risks, including those resulting from cybersecurity threats and incidents, the amount and extent of such insurance may not be adequate to insure us against all claims, costs and liabilities related to these matters. The incurring of significant liabilities for which there is no, or insufficient, insurance coverage could adversely affect our business, financial condition and results of operations.
We are subject to extensive environmental, health and safety, human rights and other laws and regulations related to corporate sustainability that are subject to change, and may in the future be supplemented by additional such laws and regulations and may involve significant risks.
Our operations and products, and those of our customers, are subject to laws governing, among other things: emissions to air; discharges to waters; the generation, management, transportation and disposal of waste and other materials; packaging; the use of natural resources; health and safety; human rights; and other matters relating to corporate sustainability. Our global supply chain and the operation of automotive and industrial equipment parts manufacturing plants entails risks in these areas, and we may incur material costs or liabilities as a result. A number of our manufacturing facilities were acquired prior to the completion of the Spin-Off, and as a result, we may incur material costs and liabilities relating to activities that predate our ownership or the ownership of the Former Parent. In addition, potentially significant expenditures could be required to comply with new and evolving customer requirements and environmental, health and safety, human rights and other laws and regulations currently in effect or that are expected to be in effect in the near future (particularly new reporting requirements relevant to our operations and those of our customers in the United States, United Kingdom, Europe and Mexico), or additional new such laws and regulations that may be adopted (including due to ongoing concerns regarding the impacts of climate change). Failure to comply with such evolving and increasingly complex laws and regulations, or related customer requirements, could impact our competitive position, and costs and penalties associated with non-compliance could have an adverse effect on our business, financial condition and results of operations.
Changes in tax laws or tax rates taken by taxing authorities and tax audits or similar processes could adversely affect our business, financial condition and results of operations.
Changes in tax laws or tax rates, the resolution of tax assessments or audits or similar processes by various tax authorities, and the inability to fully utilize our tax loss carryforwards and tax credits could adversely affect our business, financial condition and results of operations. In addition, we may periodically restructure our legal entity organization. If taxing authorities were to disagree with our tax positions in connection with any such restructurings, our effective tax rate could be materially affected. Our tax filings for various periods are subject to audit by the tax authorities in most jurisdictions where we conduct business. We have received tax assessments from various taxing authorities and are currently at varying stages of appeals and/or litigation regarding these matters. These audits may result in assessment of additional taxes that are resolved with the authorities or through the courts. We believe these assessments may occasionally be based on erroneous and even arbitrary interpretations of local tax law. Although Mexico levies value added taxes and customs duties on temporary imports, in the course of the conduct of our manufacturing operations, we generally do not pay that tax due to a special certification, the availability of which depends upon our compliance with certain requirements and regulations (such as maintaining accurate records and providing periodic reports to authorities). Non-compliance (or alleged non-compliance due to enhanced enforcement efforts or otherwise) with these requirements and regulations could result in suspension of the certification, which could adversely affect our business, financial condition and results of operations. We are aware of instances in which we may not have complied with these requirements and regulations in the past, and as a result, pursued voluntary processes with the relevant authorities to reconstruct records that resulted in immaterial value added taxes being assessed and penalties imposed, which were ultimately the responsibility of the Former Parent pursuant to the Amended and Restated Tax Matters Agreement. Resolution of any tax matters involves uncertainties, and there are no assurances that the outcomes will be favorable in the future.
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
The impacts of climate change, regulations related to climate change, various stakeholders’ emphasis on reducing the impacts of climate change, and other related matters may adversely impact our business, financial condition and results of operations.
The impacts of climate change continue to raise significant concern and attention worldwide, which has led to swift and stringent legislative and regulatory efforts to limit greenhouse gas and other emissions to air in certain jurisdictions in which we operate. Our manufacturing plants use energy, including electricity and natural gas, and certain of our plants that emit greenhouse gases may in the future be affected by these legislative and regulatory efforts. Greenhouse gas emissions regulations could increase the price of the electricity we purchase, increase costs for use of natural gas, potentially restrict access to or the use of natural gas, require us to purchase allowances to offset our own emissions or result in an overall increase in costs of raw materials, any one of which could increase our costs, reduce competitiveness in a global economy, impact our reputation, or otherwise negatively affect our business, financial condition and results of operations. Many of our customers and suppliers face similar risks. Supply chain disruptions or constraints relating to such regulations could result in increased costs, jeopardize the continuity of production, and have an adverse effect on our business, financial condition and results of operations. The physical and transitional impacts of climate change could also disrupt our operations, including by impacting the availability and cost of materials within our supply chain, and could also increase insurance and other operating costs. These factors may also impact our decisions to construct new facilities in certain geographic locations.
From time to time, we establish strategies, expectations and targets related to the impacts of climate change and other environmental matters. Our ability to achieve any such strategies, expectations or targets is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include: evolving legal, regulatory and other standards, processes, and assumptions; the pace of scientific and technological developments; increased costs; the availability of requisite financing; the availability of renewable energy sources; changes in carbon markets; government incentives and tax credits; and changes in general economic, financial and industry conditions. Failures or delays (whether actual or perceived) in achieving our strategies, expectations or targets related to climate change and other environmental matters could adversely affect our business, financial condition and results of operations, harm our reputation and competitive position, result in our inability to meet the expectations of our customers and other stakeholders, and increase the risk of litigation. Likewise, a failure to comply with any current or future climate, environmental and related reporting requirements, including those established by regulators in the United States and Europe, may result in loss of business, regulatory penalties, increased litigation risk and reputational damage.
Compliance with and changes in other laws and regulations impacting our operations could be costly and could affect our business, financial condition and results of operations.
We have internal policies and procedures and supplier policies and requirements relating to compliance with anti-corruption, sanctions, import and export control laws and exchange control laws, and we conduct periodic compliance training on such laws for our employees and provide a hotline for employees to report potential violations of such laws; however, there is a risk that such policies, procedures and requirements will not always protect us from the improper acts of employees, agents, suppliers, other business partners, joint venture partners, or representatives, particularly in the case of recently acquired operations that may not have significant training in applicable compliance policies and procedures. Compliance violations may result in criminal penalties, sanctions or fines that could have an adverse effect on our business, financial condition, results of operations and reputation.
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
If, as a result of any of our representations being untrue or our covenants being breached, the Spin-Off were determined not to qualify for its intended tax-free treatment, we could be required by the Tax Matters Agreement and any amendments or restatements thereto to indemnify the Former Parent for the resulting taxes and related expenses. Those amounts could be material. Any such indemnification obligation could adversely affect our business, financial condition and results of operations.
We or the Former Parent may fail to perform under, or additional disputes may arise between the parties relating to, various transaction agreements that have been executed in connection with the separation.
In connection with the separation, and prior to the distribution, we and the Former Parent entered into various transaction agreements related to the Spin-Off, pursuant to which both we and the Former Parent have liabilities and performance obligations. Certain of these agreements and any amendments and restatements thereto continue to govern our relationship with the Former Parent following the Spin-Off. We rely on the Former Parent to satisfy its performance obligations under these agreements. If we or the Former Parent are unable to satisfy our or its respective obligations under these agreements, including indemnification obligations, our business, financial condition and results of operations could be adversely affected.
As previously disclosed, the Company entered into a settlement agreement (the Settlement Agreement) with the Former Parent to resolve previously disclosed claims asserted by the Former Parent against the Company in Delaware Superior Court in September 2024, pursuant to which the Former Parent sought, among other things, a judicial declaration that the Company is obligated under the Tax Matters Agreement to remit to the Former Parent refunds obtained by the Company from tax authorities that relate to certain indirect tax payments made prior to the Spin-Off. The Settlement Agreement also resolved the Company’s counterclaims asserted against the Former Parent in Delaware Superior Court in December 2024. In connection with the Settlement Agreement, the Company and the Former Parent also entered into an amendment to the Tax Matters Agreement to provide for, among other things, clarification of the Former Parent’s responsibility for certain pre-Spin-Off tax liabilities and the Company’s ability to obtain and use the benefit of certain pre-Spin-Off credits and other offsets. If any additional disputes were to arise between the parties, such disputes could have a material adverse effect on our financial condition results of operations and cash flows. For more information regarding the Settlement Agreement, refer to Note 20, “Contingencies,” to the Consolidated Financial Statements.
We have only operated as an independent, publicly traded company since July 3, 2023, and our historical combined financial information for periods prior to such date is not necessarily representative of the results we would have achieved as an independent, publicly traded company and may not be a reliable indicator of our future results.
We derived the historical financial information prior to July 3, 2023 included in this Form 10-K from the Former Parent’s consolidated financial statements, and this information does not necessarily reflect the results of operations and financial condition we would have achieved as an independent, publicly traded company during the periods presented, or those that we will achieve in the future. For additional information about our past financial performance and the basis of presentation of our historical combined financial statements, see our historical financial statements and the notes thereto.

Item 1B.    Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy
As part of our overall risk management program, we describe below the processes used to assess, identify, and manage material risks from cybersecurity threats, including how these processes are used to manage cybersecurity risks through our Enterprise Risk Management (ERM) program and for reporting to management and our Board of Directors (the Board). For a description of cybersecurity risks relevant to our business, see Item 1A, “Risk Factors.”
The Company generally approaches cybersecurity threats through a cross-functional, multilayered approach, with the goals of: (i) identifying, preventing and mitigating cybersecurity threats to the Company; (ii) preserving the confidentiality, security and availability of the information we collect and store for use in operating our business; (iii) protecting the Company’s intellectual property; (iv) maintaining the confidence of our customers, suppliers, other business partners and employees; and (v) providing appropriate disclosure of cybersecurity risks and incidents when required. Our cybersecurity and data protection policies, processes and strategies are informed by regulatory and business requirements, our prior experience addressing cybersecurity attacks and incidents (including with our former affiliates), industry practices and standards, and are periodically adjusted based on the results of assessments conducted through our ERM practices, third-party audits and independent reviews, tabletop exercises, and other processes.
Our cybersecurity policies, processes and strategies focus on the following areas:
•Surveillance and Monitoring. The Company maintains 24/7 cybersecurity threat surveillance in conjunction with a managed security service that monitors system logs and network traffic for indicators of compromise and other suspicious activity, and conducts monthly external vulnerability assessments and annual penetration testing.
•System Safeguards. The Company deploys system safeguards that are designed to protect the Company’s technology systems and infrastructure from cybersecurity threats, including early detection and response antivirus tools, data leak prevention tools and systems, vulnerability scans of data centers, firewalls, anti-malware functionality and access controls, and programs to support remediation, replacement or isolation of systems that have reached, or are expected to reach, end of security life.
•Third-Party Collaboration. The Company utilizes collaboration mechanisms established with public and private entities, including intelligence and enforcement agencies, industry groups, and third-party service providers, to identify, assess and respond to cybersecurity risks.

•Third-Party Risk Management. The Company maintains processes designed to identify and oversee material risks from cybersecurity threats associated with third-party users of the Company’s technology systems and data, as well as third-party service providers’ systems used by the Company.
•Training. The Company requires personnel, including new hires, to complete training regarding cybersecurity threats (including phishing, business email compromise and other schemes or attacks that use social engineering, and new disruptors, such as artificial intelligence), incident and threat reporting procedures, data protection and acceptable use of our technology systems.
•Incident Response Planning. The Company maintains a cybersecurity incident response plan that outlines an organized and timely approach for responding to and handling cybersecurity incidents affecting the Company’s technology systems or data, including intrusions or incidents involving data from a third party.
A key part of the Company’s strategy for managing risks from cybersecurity threats is the ongoing assessment and testing of the Company’s policies, processes and strategies through audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity controls and oversight and identifying potential opportunities for enhancements. Third-party audits and independent reviews of our cybersecurity measures, information security control environment and operating effectiveness are conducted on at least an annual basis.
As a global company, we have experienced cybersecurity attacks and incidents in the past, and we could in the future experience similar attacks. To date, risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company and are not reasonably likely to materially affect our business strategy, results of operations, or financial condition.
Governance
The Board, in coordination with the Audit Committee, oversees risks from cybersecurity threats and the Company’s processes for assessing and managing cybersecurity risks. The Board receives updates from management regarding cybersecurity risks and the Company’s processes in connection with its oversight of the Company’s ERM program and risk management practices. The Board also receives updates from the Chief Information Officer (CIO) regarding the Company’s technology systems and infrastructure in connection with its general oversight of the execution and development of key strategies and initiatives. The Audit Committee receives updates from the CIO, supported by the cybersecurity team, including regarding (i) management’s monitoring, assessment and management of cybersecurity risks, (ii) the Company’s strategies and processes for prevention, detection, mitigation, and remediation, and (iii) recent developments, trends and the general threat environment. Updates to the Board or Audit Committee occur on at least a quarterly basis.
The Company’s cybersecurity team, led by our CIO, oversees the Company’s cybersecurity and data security operations, programs, policies and processes and their general effectiveness. Our CIO directly oversees the broader cybersecurity team while the Company actively searches for a Chief Information Security Officer due to a recent vacancy in the position. The cybersecurity team, in coordination with other Incident Response Team members, works collaboratively across the Company to implement a program designed to protect the Company’s technology systems from cybersecurity threats and to promptly respond to cybersecurity incidents. The Company’s Incident Response Team consists of our CIO and other senior leaders from the Company’s cybersecurity (composed of information security and technology operations), compliance, legal, financial reporting and other key business and corporate functions. The CIO and other Incident Response Team members monitor the prevention, detection, mitigation and remediation of cybersecurity incidents in accordance with the incident response plan. The team is also responsible for informing and coordinating with the Company’s Disclosure Committee in timely reporting such incidents, as appropriate and depending on the severity of the incident, and facilitating updates to the Strategy Board (consisting of our CEO, Chief Financial Officer (CFO), General Counsel, CIO and other members of management), Audit Committee and Board regarding such incidents until addressed.
We have experienced leaders responsible for managing and overseeing risks arising from cybersecurity threats. Our CIO reports to the CEO and has significant experience serving in various roles in technology and information security, including CIO of Gentherm Incorporated immediately prior to joining the Company, where he oversaw Gentherm’s cybersecurity program. In addition, the Company’s CEO, CFO and General Counsel each have experience overseeing the management of cybersecurity and other risks similar to those impacting the Company’s business.

Item 2.    Properties
As of December 31, 2025, the Company had 25 principal manufacturing, assembly and technical facilities worldwide, including our global headquarters and excluding unconsolidated joint venture and administrative offices. Our global headquarters is located in a leased facility in Auburn Hills, Michigan. In general, we believe our facilities to be suitable and adequate to meet our current and reasonably anticipated needs and do not anticipate difficulty in renewing existing leases as they expire or finding alternative facilities.
The Company, its subsidiaries and affiliates operate principal manufacturing, assembly and technical facilities in the following regions:

	Americas	Europe	Asia	Total
Number of principal manufacturing, assembly and technical facilities(1)	8	10	7	25
___________
(1)Excludes unconsolidated joint venture and administrative offices.
Of the 25 facilities, 17 are leased sites, four of which contain Company-owned building and infrastructure with land lease contracts. Compared to the prior year, the Company has acquired two leased facilities, one in Europe and one in Asia related to the SEM acquisition.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is listed for trading on the New York Stock Exchange under the symbol PHIN. As of February 5, 2026, there were 1,078 holders of record of common stock.
While the Company currently expects that quarterly cash dividends will continue to be paid in the future at levels comparable to recent historical levels, such dividends are subject to review, approval and change at the discretion of the Board of Directors.
The line graph below compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return of companies on the Standard & Poor’s (S&P) 600 Stock Index and S&P’s 600 Automotive Parts & Equipment Index since the date the Company’s stock began trading (July 5, 2023).
COMPARISON OF CUMULATIVE TOTAL RETURN*
___________
*$100 invested on July 5, 2023 in stock or index, including reinvestment of dividends.

	July 5, 2023	December 31, 2023	December 31, 2024	December 31, 2025
PHINIA Inc.	$100	$84	$137	$182
S&P 600 Index	$100	$110	$120	$127
S&P 600 Automotive Parts & Equipment Index	$100	$98	$96	$121

The following table provides information about the Company’s purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2025:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in millions)(2)
November 1, 2025 - November 30, 2025
Common Stock Repurchase Program	430,236	$53.46	430,236	$171
Employee transactions(1)	312	$51.91
December 1, 2025 - December 31, 2025
Common Stock Repurchase Program	128,442	$54.51	128,442	$164
Employee transactions(1)	23,732	$62.69
(1) An aggregate of 24,044 shares of the Company’s common stock were withheld by the Company in connection with employees’ payment of taxes associated with the vesting of their restricted stock units granted under the PHINIA Inc. 2023 Stock Incentive Plan.
(2) In August 2023, the Company announced that its Board of Directors authorized a $150 million share repurchase program. In August 2024, the Company’s Board of Directors increased the authorization by $250 million for a total share repurchase program of $400 million. On February 13, 2025, the Company announced that its Board of Directors increased the authorization by $200 million for a total share repurchase program of $600 million. As of December 31, 2025, the Company repurchased $436 million of common stock under its repurchase program, excluding the impact of Federal excise tax, and $164 million remained available for repurchase. On January 29, 2026, the Company announced that its Board of Directors increased the authorization by $150 million for a total share repurchase program of $750 million. The Company has $314 million remaining available for repurchase as of January 29, 2026. Repurchases under this program may be made using a variety of methods, which may include open market transactions, privately negotiated transactions, or pursuant to one or more accelerated stock repurchase programs or Rule 10b5-1 plans in compliance with SEC requirements. The exact amount and timing of any purchases will depend on a number of factors, including trading price, trading volume, and general market conditions. The repurchase program has no expiration date and may be suspended, discontinued, or resumed at any time. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued.

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
PHINIA is a leader in the development, design and manufacture of integrated components and systems that are designed to optimize performance, enhance efficiency and reduce emissions in combustion and hybrid propulsion systems for commercial vehicles and industrial applications (medium-duty and heavy-duty trucks, buses and other off-highway construction, marine, agricultural and aerospace and defense), light commercial vehicles (vans and trucks) and light passenger vehicles (passenger cars, mini-vans, cross-overs and sport-utility vehicles). We are a global supplier to most major OEMs seeking to meet or exceed evolving and increasingly stringent global regulatory requirements and satisfy consumer demands for an enhanced user experience. Additionally, we offer a wide range of OES solutions and remanufactured products as well as an expanded range of products for the independent (non-OEM) aftermarket.
Transition to Standalone Company
On July 3, 2023, PHINIA became an independent publicly traded company as a result of the legal and structural separation of the Fuel Systems and Aftermarket businesses from BorgWarner Inc. (BorgWarner or Former Parent). The separation was completed in the form of a distribution of the outstanding common stock of PHINIA to holders of record of common stock of BorgWarner on a pro rata basis (the Spin-Off). In connection with the Spin-Off, we entered into an agreement with the Former Parent which governs the Company’s and the Former Parent’s respective rights, responsibilities and obligations after the distribution with respect to taxes for any tax period ending on or before the distribution date, as well as tax periods beginning before and ending after the distribution date (Tax Matters Agreement).

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
Outlook
We expect improved earnings and cash generation in 2026, as we expect foreign currency, operational efficiencies, and share gains to more than offset a softening original equipment (OE) market. Continued economic and geopolitical uncertainty is expected to continue to impact LV and CV volumes. In our key markets for 2026, LV and CV volumes are expected to decline by mid-single and low-single digit percentages, respectively. Assuming constant foreign exchange rates and excluding sales from acquisitions, we expect a modest increase in sales. Additionally, we expect to continue to be impacted by other macroeconomic challenges in 2026, including but not limited to elevated inflation, supply chain constraints, market volatility, higher tariffs (particularly in Mexico and China), government shutdowns, and changes in international trade relations.
Despite the near-term uncertainties, the Company maintains a positive long-term outlook for its global business and is committed to new product development and strategic investments to support its product leadership and growth strategies. There are several trends that are driving the Company’s long-term growth that management expects to continue, including market share expansion in the CV market, growth in overall vehicle parc that supports aftermarket demand, increased consumer interest in hybrid and plug-in hybrid electric vehicles, adoption of additional product offerings enabling zero- and lower-carbon fuel solutions for combustion vehicles, and expansion in the aerospace and defense industry. In addition, we believe we are well positioned to continue to expand our differentiated offerings and capabilities across electronics, software and complete systems.
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
RESULTS OF OPERATIONS
A detailed comparison of the Company’s 2024 operating results to its 2023 operating results can be found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the Company’s Annual Report on Form 10-K filed on February 13, 2025.
The following table presents a summary of the Company’s 2025 and 2024 operating results:

	Year Ended December 31,
(in millions, except per share data)	2025		2024
Net sales		% of net sales		% of net sales
Fuel Systems	$2,320	66.6%	$2,275	66.9%
Aftermarket	1,306	37.5%	1,282	37.7%
Inter-segment eliminations	(143)	(4.1)%	(154)	(4.6)%
Total net sales	3,483	100.0%	3,403	100.0%
Cost of sales	2,721	78.1%	2,647	77.8%
Gross profit	762	21.9%	756	22.2%
Selling, general and administrative expenses	445	12.8%	442	13.0%
Restructuring expense	17	0.5%	14	0.4%
Other operating expense, net	46	1.3%	41	1.2%
Operating income	254	7.3%	259	7.6%
Equity in affiliates’ earnings, net of tax	(15)	(0.4)%	(11)	(0.3)%
Interest expense	81	2.3%	99	2.9%
Interest income	(14)	(0.4)%	(16)	(0.5)%
Other postretirement expense	4	0.1%	—	—%
Earnings before income taxes	198	5.7%	187	5.5%
Provision for income taxes	68	2.0%	108	3.2%
Net earnings	130	3.7%	79	2.3%
Earnings per share — diluted	$3.24		$1.76
Net sales and Cost of sales
Net sales for the year ended December 31, 2025 totaled $3,483 million, an increase of $80 million, or 2.4%, from the year ended December 31, 2024. Cost of sales and cost of sales as a percentage of net sales were $2,721 million and 78.1%, respectively, during the year December 31, 2025, compared to $2,647 million and 77.8%, respectively, during the year ended December 31, 2024. The change in net sales, cost of sales, and gross profit for the year ended December 31, 2025 was primarily driven by the impacts below.

(in millions)	Net Sales	Cost of Sales	Gross Profit
Year Ended December 31, 2024	$3,403	$2,647	$756
Volume and mix	(2)	21	(23)
Customer pricing	2	—	2
Supplier costs	—	(7)	7
Tariff cost and recovery	38	40	(2)
Employee costs	—	17	(17)
Contract manufacturing agreements	(23)	(23)	—
SEM acquisition	20	17	3
Foreign currency and other	45	9	36
Year Ended December 31, 2025	$3,483	$2,721	$762
Selling, general and administrative expense (SG&A)
SG&A for the year ended December 31, 2025 was $445 million as compared to $442 million for the year ended December 31, 2024. SG&A as a percentage of net sales was 13% for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
(in millions)	2025	2024	Change ($)
Employee costs	$159	$142	$17
Research & development	105	112	(7)
Information technology	25	28	(3)
Amortization of acquisition-related intangibles	30	28	2
Other	126	132	(6)
Selling, general and administrative expenses	$445	$442	$3
Restructuring expense
Restructuring expense was $17 million and $14 million for the year ended December 31, 2025 and 2024, respectively. See Note 4, “Restructuring”, for further discussion.
Other operating expense, net
Other operating expense, net was $46 million and $41 million for the year ended December 31, 2025 and 2024, respectively. The change in Other operating expense, net was primarily driven by an increase in separation-related costs, primarily from a $39 million loss in connection with the settlement of separation-related claims with the Former Parent, partially offset by the non-recurrence of non-cash impairment expense related to the write down of property, plant and equipment associated with a Fuel Systems manufacturing plant in Europe. Other operating expense, net was comprised of the following:

	Year Ended December 31,
(in millions)	2025	2024	Change ($)
Separation-related costs	$43	$31	$12
Merger and acquisition costs	9	—	9
Gains for other one-time events	(2)	(7)	5
Asset impairment	—	21	(21)
Other operating income, net	(4)	(4)	—
Other operating expense, net	$46	$41	$5
Equity in affiliates’ earnings, net of tax
Equity in affiliates’ earnings, net of tax was $15 million and $11 million in the years ended December 31, 2025 and 2024, respectively. This line item is driven by the results of the Company’s unconsolidated joint venture.
Interest income
Interest income was $14 million and $16 million in the years ended December 31, 2025 and 2024, respectively. The decrease was primarily due to decreased cash and cash equivalents balances, as well as lower interest rates on cash and cash equivalents balances.
Interest expense
Interest expense was $81 million and $99 million in the years ended December 31, 2025 and 2024, respectively. The decrease was primarily related to the loss on extinguishment as a result of the restructuring of the Company’s debt positions in 2024. See Note 14, “Notes Payable and Debt”, for further discussion.
Other postretirement expense
Other postretirement expense was $4 million and de minimus in the years ended December 31, 2025 and 2024, respectively. The increase in other postretirement expense for the year ended December 31, 2025 was primarily due to higher interest and inflationary costs in 2025.

Provision for income taxes
Provision for income taxes was $68 million for the year ended December 31, 2025 resulting in an effective tax rate of 34%. This compared to $108 million or 58% for the year ended December 31, 2024.
In 2025, the Company recognized discrete tax benefits of $11 million related to unremitted earnings as a result of a favorable change in withholding tax rates and favorable provision to return adjustments of $21 million in various jurisdictions partially offset by an increase in pre-Spin-off and post-Spin-off uncertain tax positions of $21 million and $5 million, respectively.
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
For further details, see Note 7, “Income Taxes,” to the Consolidated Financial Statements in Item 8 of this Form10-K.
Net earnings per diluted share and adjusted net earnings per diluted share
The Company’s net earnings per diluted share was $3.24 and $1.76 for the years ended December 31, 2025 and 2024, respectively. The Company’s adjusted net earnings per diluted share was $4.96 and $3.86 for the years ended December 31, 2025 and 2024, respectively. The Company defines adjusted net earnings per diluted share, a non-GAAP measure, as net earnings per diluted share adjusted to exclude: (i) the impact of restructuring expense, separation-related costs, merger and acquisition costs, impairment charges and other gains, losses and tax effects and adjustments not reflective of the Company’s ongoing operations; and (ii) acquisition-related intangibles amortization expense because it pertains to non-cash expenses that the Company does not use to evaluate core operating performance. Management believes that adjusted net earnings per diluted share is useful to investors in assessing the Company’s ongoing financial performance, as it provides improved comparability between periods through the exclusion of certain items that management believes are not indicative of the Company’s core operating performance.

	Year Ended December 31,
	2025	2024
Net earnings per diluted share	$3.24	$1.76
Separation-related costs	1.07	0.69
Amortization of acquisition-related intangibles	0.75	0.63
Restructuring expense	0.42	0.31
Merger and acquisition costs	0.22	—
Asset impairments	—	0.47
Loss on debt extinguishment	—	0.49
Gains for other one-time events	(0.05)	(0.16)
Tax effects and adjustments	(0.69)	(0.33)
Adjusted net earnings per diluted share	$4.96	$3.86

Results by Reportable Segment
The Company’s business is comprised of two reportable segments: Fuel Systems and Aftermarket.
In the fourth quarter of 2025, the Company made a strategic decision to shift a significant portion of the OES business, previously reported in its Aftermarket segment, to the Fuel Systems segment, as distribution will now be handled by the Fuel Systems locations that manufacture the products. This is expected to streamline the sales structure to external customers while also reducing administrative efforts. The reporting segment disclosures have been updated accordingly which included recasting prior period information for the new reporting structure.
Segment Adjusted Operating Income (AOI) is the measure of segment income or loss used by the Company. Segment AOI is comprised of segment operating income adjusted for restructuring, separation-related costs, merger and acquisition costs, intangible asset amortization expense, impairment charges and other items not reflective of ongoing operating income or loss. The Company believes Segment AOI is most reflective of the operational profitability or loss of its reportable segments.
Segment AOI excludes certain corporate costs, which primarily represent corporate expenses not directly attributable to the individual segments. Corporate expenses not allocated to Segment AOI were $104 million and $92 million for the years ended December 31, 2025 and 2024, respectively. The increase in corporate expenses was primarily related to additional costs resulting from moving to a fully staffed standalone company and exiting the transition service agreements with the Former Parent and the addition of a second tranche of performance stock units under the Company's stock incentive plan.
The following table presents net sales and Segment AOI for the Company’s reportable segments:

	Year Ended December 31, 2025			Year Ended December 31, 2024
(in millions)	Net sales to customers	Segment AOI	% margin	Net sales to customers	Segment AOI	% margin
Fuel Systems	$2,177	$244	11.2%	$2,131	$228	10.7%
Aftermarket	1,306	211	16.2%	1,272	210	16.5%
Totals	$3,483	$455		$3,403	$438
The following table presents the year-over-year change in net sales and Segment AOI for the Company’s reportable segments for the year ended:

	Fuel Systems		Aftermarket
(in millions)	Net sales	Segment AOI	Net sales	Segment AOI
December 31, 2024	$2,131	$228	$1,272	$210
Volume and mix	6	(18)	(8)	(5)
Customer pricing	(3)	(3)	5	5
Supplier costs	—	5	—	2
Tariff cost and recovery	13	(2)	25	—
Contract manufacturing agreements	(23)	—	—	—
SEM acquisition	20	1	—	—
Research and development	—	10	—	—
Foreign currency and other	33	23	12	(1)
December 31, 2025	$2,177	$244	$1,306	$211

The Fuel Systems segment’s Segment Adjusted Operating margin was 11.2% for the year ended December 31, 2025, compared to 10.7% for the year ended December 31, 2024. The Segment Adjusted Operating margin increase was primarily due to R&D savings and overhead cost control measures, partially offset by unfavorable mix.
The Aftermarket segment’s Segment Adjusted Operating margin was 16.2% for the year ended December 31, 2025, compared to 16.5% for the year ended December 31, 2024. The Segment Adjusted Operating margin decreased primarily due to the dilutive impact of tariff recoveries.

LIQUIDITY AND CAPITAL RESOURCES
Borrowing Facilities and Long-Term Debt
Credit Agreement
On July 3, 2023, the Company entered into a $1.225 billion Credit Agreement (as amended, the Credit Agreement) consisting of a $500 million revolving credit facility (the Revolving Facility), a $300 million Term Loan A Facility (the Term Loan A Facility) and a $425 million Term Loan B Facility (the Term Loan B Facility; together with the Revolving Facility and the Term Loan A Facility, collectively, the Facilities) in connection with the Spin-Off that occurred on the same date, maturing on July 3, 2028. As of December 31, 2025, the Company had no outstanding borrowings under the Revolving Facility, and availability of $500 million. The Term Loan B Facility was fully repaid in connection with the issuance of the 6.75% Senior Secured Notes due 2029 on April 4, 2024, as discussed below. The Term Loan A

Facility was fully repaid in connection with the issuance of the 6.625% Senior Notes due 2032 on September 17, 2024, as discussed below.
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
Refer to Note 14. “Notes Payable and Debt” for further information on the Credit Agreement, the 2029 Notes and the 2032 Notes.
Other Sources of Liquidity and Capital
We utilize certain arrangements with various financial institutions to sell eligible trade receivables from certain customers in North America and Europe. We may terminate any or all of these arrangements at any time subject to prior written notice. While we do not depend on these arrangements for our liquidity, if we elected to terminate these arrangements, there would be a one-time unfavorable timing impact on the collection of the outstanding receivables. During the year ended December 31, 2025, the Company sold $162 million of receivables under these arrangements.
As of December 31, 2025 the Company had cash and cash equivalent balance of $359 million, of which $330 million was held by our subsidiaries outside of the United States. We believe our existing cash and cash flows generated from operations and the Revolving Facility will be responsive to the needs of our current and planned operations for at least the next 12 months and the foreseeable future thereafter.
On February 13, 2025, May 21, 2025, July 31, 2025 and October 30, 2025, the Company’s Board of Directors declared quarterly cash dividends of $0.27 per share of common stock. These dividends were paid on March 14, 2025, June 16, 2025, September 12, 2025 and December 12, 2025, respectively. On January 29, 2026, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.30 per share of common stock, payable on March 20, 2026.
The Company has a credit rating of BB+ from Standard & Poor's and Ba1 from Moody's. The current outlook from both Standard & Poor’s and Moody’s is stable. None of the Company’s debt agreements require accelerated repayment in the event of a downgrade in credit ratings.
Cash Flows
Operating Activities
Net cash provided by operating activities was $312 million for the year ended December 31, 2025, comparable with $308 million in the year ended December 31, 2024.

Investing Activities
Net cash used in investing activities was $132 million and $101 million in the years ended December 31, 2025 and 2024, respectively, primarily related to capital expenditures and the SEM acquisition. As a percentage of sales, capital expenditures were 3.6% and 3.1% for the years ended December 31, 2025 and 2024, respectively.
Financing Activities
Net cash used in financing activities was $310 million and $96 million during the years ended December 31, 2025 and 2024, respectively. The increase is primarily related to the timing of issuance and repayment of debt.
Contractual Obligations
The Company’s significant cash requirements for contractual obligations as of December 31, 2025, primarily consisted of the principal and interest payments on its notes payable and long-term debt, non-cancelable lease obligations, and capital spending obligations. The principal amount of Revolving Facility, notes payable and long-term debt was $981 million as of December 31, 2025. The projected interest payments over the terms of that debt were $333 million as of December 31, 2025. Refer to Note 14, “Notes Payable and Debt,” to the Consolidated Financial Statements in Item 8 of this Form 10-K for more information.
As of December 31, 2025, non-cancelable lease obligations were $58 million. Refer to Note 21, “Leases and Commitments,” to the Consolidated Financial Statements in Item 8 of this Form 10-K for more information. Capital spending obligations were $37 million as of December 31, 2025.
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
Pension and Other Postretirement Employee Benefits
The Company’s policy is to fund its defined benefit pension plans in accordance with applicable government regulations and to make additional contributions when appropriate. At December 31, 2025, all legal funding requirements had been met. The Company contributed $8 million and $5 million to its defined benefit pension plans in the years ended December 31, 2025 and 2024, respectively.
The Company expects to contribute a total of $12 million to $14 million into its defined benefit pension plans during 2026.
The funded status of all pension plans was a net unfunded position of $142 million and $113 million at December 31, 2025 and 2024, respectively. The increase in the net unfunded position was a result of higher interest costs, partially offset by higher asset returns.
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
BorgWarner Dispute
On October 15, 2025, the Company entered into a settlement agreement (the “Settlement Agreement”) with the Former Parent to resolve previously disclosed claims asserted by the Former Parent against the Company, and counterclaims asserted by the Company against the Former Parent, in Delaware Superior Court related to payments and other obligations under the Tax Matters Agreement. The Settlement Agreement provides for, among other things, the Company to make payments to the Former Parent pursuant to the following schedule: an initial payment of $31 million, which was made in the fourth quarter of 2025, a second payment of $21 million, which was made in the first quarter of 2026, and a third and final payment of $26 million to be made over the course of 2026 as the Company receives refunds related to certain indirect tax payments prior to the Spin-Off from various tax authorities. The Company expects that a substantial portion of these payments will be funded through the refunds obtained by the Company from tax authorities that relate to the indirect tax payments made prior to the Spin-Off, with the remaining portion of the payments to be funded with available liquidity. The Company recorded a $39 million loss in the year ended December 31, 2025 in connection with the settlement, representing the aggregate amount of the payments to be made to the Former Parent less the amount the Company had previously recorded for the matter.
In addition, the Settlement Agreement required the Former Parent to pay to the Company approximately $7 million, which was received in the fourth quarter of 2025, related to the reimbursement of certain pre-Spin-Off corporate income taxes. The Settlement Agreement also provides for the release of certain other claims asserted by the Former Parent against the Company.
In connection with the Settlement Agreement, the Company and the Former Parent also entered into an amendment to the Tax Matters Agreement to provide for, among other things, clarification of the Former Parent’s responsibility for certain pre-Spin-Off tax liabilities and the Company’s ability to obtain and use the benefit of certain pre-Spin-Off credits and other offsets. Although the credits remain subject to completion of necessary filings and governmental approvals, the Company believes these credits can result in the Company receiving up to approximately $29 million in cash.
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
Refer to Note 12, “Goodwill and Other Intangibles,” to the Consolidated Financial Statements in Item 8 of this Form 10-K for more information regarding goodwill.
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

	Year Ended December 31,
(in millions)	2025	2024
Net sales	$3,483	$3,403
Warranty provision	$44	$48
Warranty provision as a percentage of net sales	1.3%	1.4%
The sensitivity to a 25 basis-point change (as a percentage of net sales) in the assumed warranty trend on the Company’s accrued warranty liability was approximately $9 million.
At December 31, 2025, the total accrued warranty liability was $74 million. The accrual is represented as $35 million in Other current liabilities and $39 million in Other non-current liabilities on the Consolidated Balance Sheets.

Refer to Note 13, “Product Warranty,” to the Consolidated Financial Statements in Item 8 of this Form 10-K for more information regarding product warranties.
Pension The Company provides pension benefits to a number of its current and former employees. The Company’s defined benefit pension plans are accounted for in accordance with ASC Topic 715. The determination of the Company’s obligation and expense for its pension is dependent on certain assumptions used by actuaries in calculating such amounts. Certain assumptions, including the expected long-term rate of return on plan assets, discount rate and rates of increase in compensation are described in Note 17, “Retirement Benefit Plans,” to the Consolidated Financial Statements in this Form 10-K. The effects of any modification to those assumptions, or actual results that differ from assumptions used, are either recognized immediately or amortized over future periods in accordance with GAAP.
The primary assumptions affecting the Company’s accounting for employee benefits under ASC Topic 715 as of December 31, 2025 are as follows:
•Expected long-term rate of return on plan assets The expected long-term rate of return is used in the calculation of net periodic benefit cost. The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. Over time, however, the expected long-term rate of return on plan assets is designed to approximate actual earned long-term returns. The expected long-term rate of return for pension assets has been determined based on various inputs, including historical returns for the different asset classes held by the Company’s trusts and its asset allocation, as well as inputs from internal and external sources regarding expected capital market return, inflation and other variables. The Company also considers the impact of active management of the plans’ invested assets. In determining its pension expense for the year ended December 31, 2025, the Company used long-term rates of return on plan assets ranging from 2.5% to 8.0%.
Actual returns on U.K. pension assets were 3.7% and (6.2)% for the years ended December 31, 2025 and 2024, respectively, compared to the expected rate of return assumption of 5.75% and 5.25%, respectively, for the same years ended.
•Discount rate The discount rate is used to calculate pension obligations. In determining the discount rate, the Company utilizes a full-yield approach in the estimation of service and interest components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. For its significant plans, the Company used discount rates ranging from 2.45% to 23.5% to determine its pension obligations as of December 31, 2025, including weighted average discount rates of 5.8% (including 5.5% in the U.K.). The U.K. discount rate reflects the fact that the pension plan has been closed for new participants.
While the Company believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company's pension and its future expense.
The sensitivity to a 25 basis-point change in the assumptions for expected return on assets related to 2026 pre-tax pension expense for Company sponsored pension plans is expected to be $2 million. The sensitivity to a 25 basis-point change in the assumptions for discount rate related to 2026 pre-tax pension expense for Company sponsored pension plans is expected to be negligible.
The following table illustrates the sensitivity to a change in the discount rate for Company sponsored pension plans on its pension obligations:

(in millions)	Impact on PBO
25 basis point decrease in discount rate	$24
25 basis point increase in discount rate	$(23)
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
The determination of accruals for unrecognized tax benefits includes the application of complex tax laws in a multitude of jurisdictions across the Company’s global operations. Management judgment is required in determining the gross unrecognized tax benefits’ related liabilities. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is less than certain. Accruals for unrecognized tax benefits are established when, despite the belief that tax positions are supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more-likely-than-not to be sustained upon examination by the applicable taxing authority. The Company has certain U.S. state income tax returns and certain non-U.S. income tax returns that are currently under various stages of audit by applicable tax authorities. At December 31, 2025, the Company had a liability for tax positions the Company estimates are not more-likely-than-not to be sustained based on the technical merits, which is included in other non-current liabilities. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.
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
Refer to Note 7, “Income Taxes,” to the Consolidated Financial Statements in Item 8 of this Form 10-K for more information regarding income taxes.

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
Currency Exchange Rate Risk
Currency exchange rate risk refers to the possibility that the Company may incur economic losses due to adverse changes in currency exchange rates. The Company operates globally and transacts in multiple currencies in addition to its reporting currency, the U.S. dollar. Although the Company generally uses the national or regional currency as the functional currency of its local entities, the Company has a significant amount of transactions in non-functional currency denominations including U.S. Dollar, Euro, Chinese Renminbi, British Pound and Mexican Peso. Foreign currency exposures are reviewed periodically, and any natural offsets are considered prior to entering into a derivative financial instrument. The Company mitigates its currency exchange rate risk by establishing production facilities and sourcing raw materials in the same region that products are sold to customers.
In addition, the Company executed an intercompany loan designated as a net investment hedge to mitigate specific exchange rate translation risk. As of December 31, 2025 and 2024, the Company deferred a pre-tax loss of $6 million and $11 million, respectively, for the designated net investment hedge within the cumulative translation account within accumulated other comprehensive income, a component of total shareholders’ equity.
Currency translation adjustments, including the impact of the net investment hedges discussed above, during the years ended December 31, 2025 and 2024, are shown in the following tables, which provide the percentage change in U.S. Dollars against the respective currencies and the approximate impacts of these changes recorded within other comprehensive income (loss) for the respective periods.

(in millions, except for percentages)	December 31, 2025
Euro	13%	$55
British Pound	8%	$28
Chinese Renminbi	4%	$22
Brazilian Real	12%	$17

(in millions, except for percentages)	December 31, 2024
Brazilian Real	(21)%	$(38)
Euro	(6)%	$(17)
Chinese Renminbi	(3)%	$(12)
British Pound	(2)%	$(9)
Korean Won	(13)%	$(4)
For additional information regarding the level of business outside the United States, which is subject to foreign currency exchange rate market risk, refer to Note 24, “Reportable Segments and Related Information,” to the Consolidated Financial Statements in Item 8 of this Form 10-K.
Commodity Price Risk
Commodity price risk is the possibility that the Company will incur economic losses due to adverse changes in the cost of raw materials used in the production of its products. The Company uses long-term contracts, cost sharing arrangements, design changes, customer buy programs, and limited financial instruments to help control costs wherever beneficial. Commodity forward and option contracts are occasionally executed to offset exposure to potential change in prices mainly for various non-ferrous metals and natural gas consumption used in the manufacturing of vehicle components. As of December 31, 2025 and 2024, the Company had no outstanding commodity swap contracts.
Disclosure Regarding Forward-Looking Statements
The matters discussed in this Item 7 include forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Information” at the beginning of this Form 10-K.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of PHINIA Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of PHINIA Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive (loss) income, of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Goodwill Impairment Assessment - Fuel Systems Reporting Unit
As described in Note 12 to the consolidated financial statements, the Company’s net goodwill balance was $509 million as of December 31, 2025, and the net goodwill associated with the Fuel Systems reporting unit was $71 million. Management has determined that each of the reportable segments is also a reporting unit. Management tests goodwill for impairment annually in the fourth quarter for all reporting units, and more frequently if events or circumstances warrant such a review. Management performed quantitative impairment testing during the fourth quarter of 2025. The estimated fair value was determined using a combined income and market approach. The primary assumptions affecting management’s quantitative impairment review are the discount rates, EBITDA margins, revenue growth rates, and market multiples.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Fuel Systems reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Fuel Systems reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to EBITDA margins and market multiples; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Fuel Systems reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Fuel Systems reporting unit; (ii) evaluating the appropriateness of the income and market valuation approaches used by management; (iii) testing the completeness and accuracy of underlying data used in the income and market valuation approaches; and (iv) evaluating the reasonableness of the significant assumptions used by management related to EBITDA margins and market multiples. Evaluating management’s assumption related to EBITDA margins involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the Fuel Systems reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income and market valuation approaches and (ii) the reasonableness of the market multiples assumption.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 12, 2026

We have served as the Company’s auditor since 2022.

PHINIA INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share and per share amounts)	2025	2024
ASSETS
Cash and cash equivalents	$359	$484
Receivables, net	804	817
Inventories	473	444
Prepayments and other current assets	126	96
Total current assets	1,762	1,841

Property, plant and equipment, net	876	843
Investments and long-term receivables	145	111
Goodwill	509	471
Other intangible assets, net	398	374
Other non-current assets	127	128
Total assets	$3,817	$3,768

LIABILITIES AND EQUITY
Short-term borrowings and current portion of long-term debt	$3	$25
Accounts payable	510	522
Other current liabilities	434	422
Total current liabilities	947	969

Long-term debt	967	963
Retirement-related liabilities	141	112
Other non-current liabilities	175	150
Total liabilities	2,230	2,194

Commitments and contingencies (see Note 20)

Capital stock:
Common stock, $0.01 par value; authorized shares: 200,000,000; issued shares: (2025 - 47,013,661, 2024 - 47,013,661); outstanding shares: (2025 - 37,915,162, 2024 - 41,643,883)	1	1
Additional paid-in capital	1,978	1,976
Retained earnings	132	44
Accumulated other comprehensive loss	(98)	(217)
Treasury stock, at cost: (2025 - 9,098,499 shares, 2024 - 5,369,778 shares)	(426)	(230)
Total equity	1,587	1,574
Total liabilities and equity	$3,817	$3,768
See Accompanying Notes to Consolidated Financial Statements.

PHINIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions, except per share amounts)	2025	2024	2023
Net sales	$3,483	$3,403	$3,500
Cost of sales	2,721	2,647	2,776
Gross profit	762	756	724

Selling, general and administrative expenses	445	442	413
Restructuring expense	17	14	12
Other operating expense, net	46	41	58
Operating income	254	259	241

Equity in affiliates’ earnings, net of tax	(15)	(11)	(10)
Interest expense	81	99	56
Interest income	(14)	(16)	(13)
Other postretirement expense	4	—	2
Earnings before income taxes	198	187	206

Provision for income taxes	68	108	104
Net earnings	$130	$79	$102

Earnings per share — basic	$3.31	$1.80	$2.17

Earnings per share — diluted	$3.24	$1.76	$2.17

Weighted average shares outstanding:
Basic	39.3	44.0	46.9
Diluted	40.1	44.8	47.0
See Accompanying Notes to Consolidated Financial Statements.

PHINIA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in millions)	2025	2024	2023
Net earnings	$130	$79	$102

Other comprehensive income (loss)
Foreign currency translation adjustments[1]	135	(95)	(13)
Defined benefit postretirement plans[1]	(16)	9	(27)
Hedge instruments[1]	—	—	(3)
Total other comprehensive income (loss)	119	(86)	(43)

Comprehensive income (loss)	$249	$(7)	$59

____________________________________
1 Net of income taxes.

See Accompanying Notes to Consolidated Financial Statements.

PHINIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2025	2024	2023
OPERATING
Net cash provided by operating activities (see Note 25)	$312	$308	$250
INVESTING
Capital expenditures, including tooling outlays	(124)	(105)	(150)
Payments for businesses acquired, net of cash acquired	(9)	—	—
Insurance proceeds received for damage to property, plant and equipment	—	3	—
Payments for investment in equity securities	—	(1)	(2)
Proceeds from asset disposals and other, net	1	2	2
Net cash used in investing activities	(132)	(101)	(150)
FINANCING
Proceeds from issuance of long-term debt, net of discount	—	975	708
Payments for debt issuance costs	—	(15)	(14)
Borrowings (repayments) under revolving facilities	1	(75)	75
Repayments of debt, including current portion	(24)	(722)	(4)
Repayment of acquired debt	(32)	—	—
Dividends paid to PHINIA Inc. stockholders	(42)	(44)	(23)
Payments for purchase of treasury stock, including excise tax	(202)	(212)	(24)
Payments for stock-based compensation items	(11)	(3)	(1)
Cash outflows related to debt due to Former Parent	—	—	(728)
Cash inflows related to debt due from Former Parent	—	—	36
Net transfers to Former Parent	—	—	(5)
Net cash (used in) provided by financing activities	(310)	(96)	20
Effect of exchange rate changes on cash	5	8	(6)
Net (decrease) increase in cash and cash equivalents	(125)	119	114
Cash and cash equivalents at beginning of year	484	365	251
Cash and cash equivalents at end of year	$359	$484	$365

See Accompanying Notes to Consolidated Financial Statements.

PHINIA INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Number of Shares		PHINIA Inc. Stockholders’ Equity
(in millions, except share data)	Issued common stock	Common stock held in treasury	Issued common stock	Additional paid-in capital	Treasury stock	Retained earnings	Former Parent investment	Accumulated other comprehensive income (loss)	Total Equity
Balance, January 1, 2023	—	—	$—	$—	$—	$—	$1,731	$(88)	$1,643
Dividends declared ($0.50 per share)	—	—	—	—	—	(23)	—	—	(23)
Net transfers from Former Parent	—	—	—	—	—	—	220	—	220
Spin-Off related adjustments	—	—	—	8	—	—	—	—	8
Reclassification of Former Parent's net investment and issuance of ordinary shares in connection with Spin-Off	47,013,661	—	1	2,020	—	—	(2,021)	—	—
Stock-based compensation expense	—	—	—	6	—	—	—	—	6
Purchase of treasury stock	—	(903,920)	—	—	(24)	—	—	—	(24)
Net issuance of executive stock plan	—	54,795	—	(3)	1	—	—	—	(2)
Purchase/sale of noncontrolling interest	—	—	—	—	—	—	—	—	—
Net earnings	—	—	—	—	—	32	70	—	102
Other comprehensive income	—	—	—	—	—	—	—	(43)	(43)
Balance, December 31, 2023	47,013,661	(849,125)	$1	$2,031	$(23)	$9	$—	$(131)	$1,887
Dividends declared ($1.00 per share)	—	—	—	—	—	(44)	—	—	(44)
Spin-Off related adjustments	—	—	—	(59)	—	—	—	—	(59)
Stock-based compensation expense	—	—	—	14	—	—	—	—	14
Purchase of treasury stock	—	(4,806,413)	—	—	(212)	—	—	—	(212)
Excise tax on purchase of treasury stock	—	—	—	—	(2)	—	—	—	(2)
Net issuance of executive stock plan	—	285,760	—	(10)	7	—	—	—	(3)
Net earnings	—	—	—	—	—	79	—	—	79
Other comprehensive loss	—	—	—	—	—	—	—	(86)	(86)
Balance, December 31, 2024	47,013,661	(5,369,778)	$1	$1,976	$(230)	$44	$—	$(217)	$1,574
Dividends declared ($1.08 per share)	—	—	—	—	—	(42)	—	—	(42)
Stock-based compensation expense	—	—	—	18	—	—	—	—	18
Purchase of treasury stock	—	(4,114,687)	—	—	(200)	—	—	—	(200)
Excise tax on purchase of treasury stock	—	—	—	—	(2)	—	—	—	(2)
Net issuance of executive stock plan	—	385,966	—	(16)	6	—	—	—	(10)
Net earnings	—	—	—	—	—	130	—	—	130
Other comprehensive income	—	—	—	—	—	—	—	119	119
Balance, December 31, 2025	47,013,661	(9,098,499)	$1	$1,978	$(426)	$132	$—	$(98)	$1,587

See Accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTRODUCTION
The accompanying Consolidated Financial Statements and notes present the consolidated statements of operations, cash flows, comprehensive income and stockholders’ equity and balance sheets of PHINIA Inc. (PHINIA or the Company). PHINIA is a leader in the development, design and manufacture of integrated components and systems that are designed to optimize performance, enhance efficiency and reduce emissions in combustion and hybrid propulsion for commercial vehicles and industrial applications (medium-duty and heavy-duty trucks, buses and other off-highway construction, marine, agricultural and industrial applications), light commercial vehicles (vans and trucks) and light passenger vehicles (passenger cars, mini-vans, cross-overs and sport-utility vehicles). The Company is a global supplier to most major original equipment manufacturers (OEMs) seeking to meet or exceed evolving and increasingly stringent global regulatory requirements and satisfy consumer demands for an enhanced user experience. Additionally, the Company offers a wide range of original equipment service (OES) solutions and remanufactured products as well as an expanded range of products for the independent (non-OEM) aftermarket.
Transition to Standalone Company

On July 3, 2023, PHINIA became an independent publicly traded company as a result of the legal and structural separation of the Fuel Systems and Aftermarket businesses from BorgWarner Inc. (BorgWarner or Former Parent). The separation was completed in the form of a distribution of the outstanding common stock of PHINIA to holders of record of common stock of BorgWarner on a pro rata basis (the Spin-Off). In connection with the Spin-Off, we entered into an agreement with the Former Parent which governs the Company’s and the Former Parent’s respective rights, responsibilities and obligations after the distribution with respect to taxes for any tax period ending on or before the distribution date, as well as tax periods beginning before and ending after the distribution date (Tax Matters Agreement).

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
Generally, under the equity method, the Company’s original investment is recorded at cost and subsequently adjusted by the Company’s share of equity in income or losses. The carrying value of the Company’s investment was $60 million and $51 million as of December 31, 2025 and 2024, respectively. The Company monitors its equity method investments for indicators of other-than-temporary declines in fair value on an ongoing basis. If such a decline has occurred, an impairment charge is recorded, which is measured as the difference between the carrying value and the estimated fair value. The Company’s investment in this non-controlled affiliate is included within Investments and long-term receivables in the Consolidated Balance Sheets. The Company’s share of equity in income or losses is included in Equity in affiliates’ earnings, net of tax in the Consolidated Statements of Operations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Refer to Note 3, “Revenue from Contracts with Customers,” to the Consolidated Financial Statements for more information.
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
Sales of receivables are accounted for in accordance with the ASC Topic 860. Agreements which result in true sales of the transferred receivables, as defined in ASC Topic 860, which occur when receivables are transferred to a third party without recourse to the Company, are excluded from amounts reported in the Consolidated Balance Sheets. Cash proceeds received from such sales are included in operating cash flows. The expenses associated with receivables factoring are recorded in the Consolidated Statements of Operations within interest expense. Refer to Note 8, “Receivables, Net,” to the Consolidated Financial Statements for more information.
Inventories Inventory is measured using first-in, first-out (FIFO) or average-cost methods at the lower of cost or net realizable value. Refer to Note 9, “Inventories,” to the Consolidated Financial Statements for more information.
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
Property, plant and equipment, net Property, plant and equipment is valued at cost less accumulated depreciation. Expenditures for maintenance, repairs and renewals of relatively minor items are generally charged to expense as incurred. Renewals of significant items are capitalized. Depreciation is generally computed on a straight-line basis over the estimated useful lives of the assets. Useful lives for buildings range from fifteen to forty years, and useful lives for machinery and equipment range from three to twelve years. For income tax purposes, accelerated methods of depreciation are generally used. Refer to Note 11, “Property, Plant and Equipment, Net,” to the Consolidated Financial Statements for more information.
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
Refer to Note 12, “Goodwill and Other Intangibles,” to the Consolidated Financial Statements for more information.
Product warranties The Company provides warranties on some, but not all, of its products. The warranty terms are typically from one to three years. Provisions for estimated expenses related to product warranty are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and industry developments and recoveries from third parties. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. Costs of product recalls, which may include the cost of the product being replaced as well as the customer’s cost of the recall, including labor to remove and replace the recalled part, are accrued as part of the Company’s warranty accrual at the time an obligation becomes probable and can be reasonably estimated. Management believes that the warranty accrual is appropriate; however, in certain cases, initial customer claims exceed the amount accrued. Facts may become known related to these claims that may result in additional losses that could be material to the Company’s results of operations or cash flows. The product warranty accrual is allocated to Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets.
Refer to Note 13, “Product Warranty,” to the Consolidated Financial Statements for more information.
Other loss accruals and valuation allowances The Company has numerous other loss exposures, such as customer claims, workers’ compensation claims, litigation and recoverability of certain assets. Establishing loss accruals or valuation allowances for these matters requires the use of estimates and judgment in regard to the risk

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Refer to Note 20, “Contingencies,” to the Consolidated Financial Statements for more information.
Government grants The Company periodically receives government grants representing assistance provided by a government. These government grants are generally received in cash and typically provide reimbursement related to acquisition of property and equipment, product development or local governmental economic relief. The government grants are generally amortized using a systematic and rational method over the life of the grant. As of December 31, 2025 and 2024, the Company recorded $8 million and $7 million in Other non-current liabilities, respectively, in the Company’s Consolidated Balance Sheets. During the years ended December 31, 2025, 2024 and 2023, the Company recorded $24 million, $28 million and $21 million of government grant-related credits in Selling, general and administrative expenses, respectively, and $5 million, $2 million and $1 million in Cost of sales, respectively, in the Company’s Consolidated Statement of Operations.
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
Refer to Note 16, “Financial Instruments,” to the Consolidated Financial Statements for more information.
Foreign currency The financial statements of foreign subsidiaries are translated to U.S. Dollars using the period-end exchange rate for assets and liabilities and an average exchange rate for each period for revenues, expenses and capital expenditures. The local currency is the functional currency for substantially all of the Company's foreign subsidiaries. Translation adjustments for foreign subsidiaries are recorded as a component of Accumulated other comprehensive loss in equity. The Company recognizes transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency in earnings as incurred.
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
Refer to Note 7, “Income Taxes,” to the Consolidated Financial Statements for more information.
New Accounting Pronouncements
Recently Adopted Accounting Standards
In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance requires entities to disaggregate information related to the effective tax rate reconciliation and income taxes paid. This guidance is effective for annual reporting periods beginning after December 15, 2024. The Company has adopted this guidance, refer to Note 7, “Income Taxes” to the Consolidated Financial Statements for more information.
Accounting Standards Not Yet Adopted
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements.” This guidance enables entities to apply hedge accounting to a greater number of highly effective economic hedges in Similar Risk Assessment for Cash Flow Hedges, Hedging Forecasted Interest Payments on Choose-Your-Rate Debt Instruments, Cash Flow Hedges of Nonfinancial Forecasted Transactions and Net Written Options as Hedging Instruments. This guidance is effective for annual reporting periods beginning after December 15, 2026. The Company is currently evaluating the impact of this ASU on its financial statements.
In December 2025, the FASB issued ASU 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities.” This guidance requires entities to disclose the nature of government grants, accounting principles applied, and significant terms and conditions. This guidance is effective for annual reporting periods beginning after December 15, 2028. The Company is currently evaluating the impact of this ASU on its financial statements.
In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements.” This guidance requires entities to disclose material events and changes that occur after the end of the most recent fiscal year and clarifies other disclosure requirements for interim reporting. This guidance is effective for annual reporting periods beginning after December 15, 2028. The Company is currently evaluating the impact of this ASU on its financial statements.
In December 2025, the FASB issued ASU 2025-12, “Codification Improvements.” This guidance updates a broad range of topics arising from technical corrections, unintended Codification application, clarifications and other minor improvements. This guidance is effective for annual reporting periods beginning after December 15, 2026. The ASU has no material impact on the financial statements of the Company.

NOTE 2     ACQUISITION
On August 1, 2025, the Company acquired 100% of Swedish Electromagnet Invest AB (SEM) for $47 million, comprised of $15 million of cash consideration and $32 million cash used to extinguish debt assumed through the acquisition. SEM is part of the Fuel Systems segment, and is a provider of advanced natural gas, hydrogen and other alternative fuel ignition systems, injector stators and linear position sensors.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the date of acquisition:

(in millions)	Initial Purchase Price Allocation
Total purchase consideration(1)	$15

ASSETS
Cash and cash equivalents	$6
Property, plant and equipment	5
Other intangible assets	27
Other assets	25
Total assets acquired	$63

LIABILITIES
Long-term debt	$33
Other liabilities	19
Total liabilities assumed	$52

Net assets acquired	$11
Goodwill(2)	$4
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In limited instances, certain customers have provided payments in advance of receiving related products, typically at the onset of an arrangement prior to the beginning of production. As of December 31, 2025, the balance of contract liabilities was $17 million, of which $7 million was reflected in Other current liabilities and $10 million was reflected as Other non-current liabilities. As of December 31, 2024, the balance of contract liabilities was $7 million, of which $3 million was reflected in Other current liabilities and $4 million was reflected as Other non-current liabilities. These amounts are reflected as revenue over the term of the arrangement (typically three to seven years) as the underlying products are shipped and represent the Company’s remaining performance obligations as of the end of the period.
The following table represents a disaggregation of revenue from contracts with customers by reportable segment and region for the years ended December 31, 2025, 2024, and 2023. Refer to Note 24, “Reportable Segments and Related Information” to the Consolidated Financial Statements, for more information.

	Year Ended December 31, 2025
(In millions)	Fuel Systems	Aftermarket	Total
Americas	$750	$736	$1,486
Europe	895	496	1,391
Asia	532	74	606
Total	$2,177	$1,306	$3,483

	Year Ended December 31, 2024
(In millions)	Fuel Systems	Aftermarket	Total
Americas	$722	$736	$1,458
Europe	941	453	1,394
Asia	468	83	551
Total	$2,131	$1,272	$3,403

	Year Ended December 31, 2023
(In millions)	Fuel Systems	Aftermarket	Total
Americas	$744	$744	$1,488
Europe	1,019	406	1,425
Asia	512	75	587
Total	$2,275	$1,225	$3,500

NOTE 4    RESTRUCTURING
The Company’s restructuring activities are undertaken as necessary to execute the Company’s strategy and streamline operations, consolidate and take advantage of available capacity and resources, and ultimately achieve net cost reductions. During the year ended December 31, 2025, the Company has implemented actions as part of a strategic effort to align its legacy infrastructure with current business needs and reduce costs in response to ongoing industry headwinds. Beginning in 2025 and continuing through 2027, the Company anticipates incurring approximately $35 million in restructuring charges under these initiatives, with estimated annual savings of $25 million once fully implemented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The following table displays a roll forward of the restructuring liability recorded within the Company’s Consolidated Balance Sheets and the related cash flow activity:

(in millions)	Employee Termination Benefits	Other	Total
Balance, January 1, 2024	$9	$1	$10
Restructuring expense	8	6	14
Cash payments	(12)	(5)	(17)
Foreign currency translation adjustment and other	—	(1)	(1)
Balance, December 31, 2024	5	1	6
Restructuring expense	11	6	17
Cash payments	(12)	(6)	(18)
Foreign currency translation adjustment and other	1	—	1
Balance, December 31, 2025	$5	$1	$6
Less: Non-current restructuring liability	1	—	1
Current restructuring liability at December 31, 2025	$4	$1	$5
During the years ended December 31, 2025, 2024 and 2023, the Company recorded $17 million, $14 million and $12 million of restructuring costs for individually-approved restructuring actions that primarily related to reductions in headcount in the Fuel Systems segment and aligning its legacy infrastructure with current business needs.
Estimates of restructuring expense are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established accruals.
The Company will recognize restructuring expense associated with any future actions at the time they are approved and become probable or are incurred. Any future actions could result in significant restructuring expense and cash payments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents the Company’s gross and net costs on R&D activities:

	Year Ended December 31,
(in millions)	2025	2024	2023
Gross R&D costs	$190	$209	$188
Customer reimbursements	(85)	(97)	(80)
Net R&D costs	$105	$112	$108
Net R&D costs as a percentage of net sales were 3.0%, 3.3% and 3.1% for the years ended December 31, 2025, 2024 and 2023, respectively.

NOTE 6     OTHER OPERATING EXPENSE, NET
Items included in Other operating expense, net consist of:

	Year Ended December 31,
(in millions)	2025	2024	2023
Separation-related costs	$43	$31	$80
Merger and acquisition costs	9	—	—
(Gains) losses for other one-time events	(2)	(7)	3
Asset impairment	—	21	—
Royalty income from Former Parent	—	—	(17)
R&D income from Former Parent	—	—	(2)
Other operating income, net	(4)	(4)	(6)
Other operating expense, net	$46	$41	$58
Separation-related costs: During the year ended December 31, 2025, the Company recorded separation-related costs of $43 million, primarily related to a $39 million loss in connection with the settlement of separation-related claims with the Former Parent. The Company also recorded professional fees and other costs associated with the separation of $25 million, partially offset by a $21 million benefit related to indemnities related to the Tax Matters Agreement.
In the years ended December 31, 2024 and 2023, the Company recorded separation-related costs of $31 million and $80 million, respectively. Separation-related costs primarily relate to professional fees and other costs associated with the separation of the Company, including the management of certain historical liabilities allocated to the Company in connection with the Spin-Off.
Merger and acquisition costs: The Company classifies certain expenses and benefits related to certain contemplated and completed acquisition initiatives as merger and acquisition costs. Acquisition costs primarily relate to professional fees for acquisition initiatives, including the SEM acquisition.
Asset impairment: During the year ended December 31, 2024, the Company recorded impairment expense of $21 million related to the write down of property, plant and equipment associated with a Fuel Systems manufacturing plant in Europe.
Gains and losses for other one-time events: For the years ended December 31, 2025, 2024 and 2023, the Company recorded $2 million and $7 million of gains, and $3 million of losses, respectively, primarily due to insurance recoveries and associated losses related to a supplier fire.
Royalty income from Former Parent: The Company participated in royalty arrangements with the Former Parent businesses prior to the Spin-Off, which involved the licensing of the Delphi Technologies trade name and product-related intellectual properties. For the year ended December 31, 2023, the Company recognized royalty income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
from Former Parent businesses in the amount of $17 million. Refer to Note 23, “Related Party," for further information.
R&D income from Former Parent: The Company provided application testing and other R&D services for other Former Parent businesses prior to the Spin-Off. For the year ended December 31, 2023, the Company recognized income related to these services of $2 million. Refer to Note 23, "Related Party," for further information.

NOTE 7    INCOME TAXES
Earnings before income taxes and the provision for income taxes are presented in the following table.

	Year Ended December 31,
(in millions)	2025	2024	2023
Earnings before income taxes:
U.S.	$(99)	$5	$(18)
Non-U.S.	297	182	224
Total	$198	$187	$206
Provision for income taxes:
Current:
Federal	$(1)	$13	$22
State	2	—	2
Foreign	86	83	48
Total current expense	87	96	72
Deferred:
Federal	(9)	(9)	(14)
State	(2)	(1)	(2)
Foreign	(8)	22	48
Total deferred (benefit) expense	(19)	12	32
Total provision for income taxes	$68	$108	$104
The provision for income taxes resulted in an effective tax rate of approximately 34%, 58% and 50% for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company’s tax rate is affected by the tax laws and rates of the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance.
The Company’s effective tax rate was impacted beneficially by certain entities in China with the High and New Technology Enterprise (HNTE) status. The income tax benefit for HNTE status was approximately $6 million, $5 million and $6 million for the years ended December 31, 2025, 2024 and 2023, respectively. HNTE status is granted for three-year periods, and the Company seeks to renew such status on a regular basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides a reconciliation of tax expense based on the U.S. statutory tax rate to final tax expense for the year ended December 31, 2025.

	Year Ended December 31, 2025
(in millions)	Total	%
US federal statutory income tax rate	$42	21.0%
Foreign tax effects
Brazil
Other	6	2.7%
China
Net tax on remittance of foreign earnings	11	5.7%
Tax holiday	(6)	(2.9)%
Enhanced research and development deductions	(5)	(2.3)%
Other	4	1.8%
India
Net tax on remittance of foreign earnings	(11)	(5.7)%
Other	2	1.3%
Luxembourg
Changes in valuation allowances	(235)	(118.6)%
Foreign currency remeasurement	(17)	(8.6)%
Reversal of impairment in subsidiaries	165	83.1%
Change to pre-Spin-Off periods and filing positions	90	45.5%
Other	(3)	(1.7)%
Mexico
Foreign currency remeasurement	(7)	(3.4)%
Other	(2)	(0.9)%
Romania
Other	6	2.9%
United Kingdom
Change to pre-Spin-Off periods and filing positions	(11)	(5.4)%
Other	—	(0.1)%
Other foreign jurisdictions	1	0.7%
Effects of cross-border tax laws	(8)	(4.0)%
Changes in valuation allowances	13	6.6%
Nontaxable or nondeductible items	(2)	(1.1)%
Nondeductible separation-related costs	9	4.5%
Changes in uncertain tax positions	26	13.2%
Total provision for income taxes	$68	34.3%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides a reconciliation of tax expense based on the U.S. statutory tax rate to final tax expense for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
(in millions)	2024	2023
Income taxes at U.S. statutory rate of 21%	$39	$43
Increases (decreases) resulting from:
Valuation allowance adjustments, net	82	63
Net tax on remittance of foreign earnings	13	29
U.S. tax on foreign earnings	7	12
Foreign rate differentials	5	(2)
Non-deductible fines	5	—
Reserve adjustments, settlements and claims	3	(7)
Tax credits	(3)	(1)
Tax holidays	(5)	(6)
Foreign currency remeasurement	(7)	1
Changes in accounting methods and filing positions	(9)	(2)
Enhanced research and development deductions	(9)	(8)
Non-taxable income	(17)	(30)
Non-deductible transaction costs	—	10
Other, net	4	2
Provision for income taxes, as reported	$108	$104
In 2025, the Company recognized discrete tax benefits of $11 million related to unremitted earnings as a result of a favorable change in withholding tax rates and favorable provision to return adjustments of $21 million in various jurisdictions, partially offset by an increase in pre-Spin-Off and post-Spin-off uncertain tax positions of $21 million and $5 million, respectively.
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
The Company recognizes taxes due under the Global Intangible Low-Taxed Income (GILTI) provision as a current period expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A roll forward of the Company’s total gross unrecognized tax benefits is presented below:

(in millions)	2025	2024	2023
Balance, January 1	$10	$11	$35
Additions based on tax positions related to current year	—	—	1
Additions for tax positions of prior years	19	2	1
Reductions for lapse in statute of limitations	(1)	(1)	—
Reductions for closure of tax audits and settlements	—	(2)	(2)
Reductions for tax positions of prior years	—	—	(11)
(Distributions) Acquisitions	—	—	(14)
Translation adjustment	1	—	1
Balance, December 31	$29	$10	$11
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and accrued approximately $14 million, $6 million and $4 million for the payment of interest and penalties at December 31, 2025, 2024 and 2023, respectively. The Company recognized expense related to interest and penalties of $8 million, $2 million and $1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025, approximately $43 million represents the amount that, if recognized, would affect the Company's effective income tax rate in future periods.
The Company and/or one of its subsidiaries file income tax returns in the U.S. federal, various state jurisdictions and various foreign jurisdictions. In certain tax jurisdictions, the Company may have more than one taxpayer. The PHINIA U.S. group filed its first U.S. federal return for the tax year 2023 in 2024; therefore, tax years 2023 and 2024 are the only open periods subject to Internal Revenue Service (IRS) audit. The Company is no longer subject to income tax examinations by tax authorities in its major tax jurisdictions as follows:

Tax jurisdiction	Years no longer subject to audit	Tax jurisdiction	Years no longer subject to audit
United Kingdom	2021 and prior	Turkey	2019 and prior
Mexico	2017 and prior	Luxembourg	2020 and prior
China	2018 and prior	Poland	2020 and prior
France	2020 and prior	Romania	2019 and prior

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of deferred tax assets and liabilities consist of the following:

	December 31,
(in millions)	2025	2024
Deferred tax assets:
Interest limitation carryforwards	$214	$188
Net operating loss and capital loss carryforwards	167	357
Pension	47	29
Accrued expenses	34	21
Employee compensation	19	15
Warranty	12	9
Other	57	45
Total deferred tax assets	550	664
Valuation allowances	(401)	(552)
Net deferred tax asset	$149	$112

Deferred tax liabilities:
Unremitted foreign earnings	$(46)	$(51)
Goodwill and intangible assets	(40)	(34)
Fixed assets	(30)	(28)
Other	(24)	(10)
Total deferred tax liabilities	(140)	(123)
Net deferred taxes	$9	$(11)
As of December 31, 2025, certain non-U.S. operations had net operating loss carryforwards totaling $652 million, available to offset future taxable income. These carryforwards are subject to expiration at various dates from 2026 through 2044. The Company has a valuation allowance against $641 million of these non-U.S. net operating loss carryforwards.
The Company reviews the likelihood that the benefit of its deferred tax assets will be realized and, therefore, the need for valuation allowances on a quarterly basis. The Company assesses existing deferred tax assets, net operating loss carryforwards, and tax credit carryforwards by jurisdiction and expectations of its ability to utilize these tax attributes through a review of past, current, and estimated future taxable income and tax planning strategies. If, based upon the weight of available evidence, it is more-likely-than-not the deferred tax assets will not be realized, a valuation allowance is recorded. Due to recent restructurings, the Company concluded that the weight of the negative evidence outweighs the positive evidence in certain foreign jurisdictions. As a result, the Company believes it is more-likely-than-not that the net deferred tax assets in certain foreign jurisdictions that include entities in Luxembourg, Poland, and certain deferred tax assets in the United Kingdom will not be realized in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table represents a summary of the valuation allowances against deferred tax assets as of and for the three years December 31, 2025, 2024, and 2023:

(in millions)	2025	2024	2023
Beginning balance, January 1	$552	$413	$478
Establishment of new allowances[1]	13	22	3
Net change to existing allowances[2]	10	60	60
Opening balance sheet equity/other[3]	—	—	(110)
Foreign currency translation	69	(29)	(18)
Changes in accounting methods and filing positions[4]	(243)	86	—
Ending balance, December 31	$401	$552	$413
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
4 Reflects movements that have a disclosure-only impact as they are offset by corresponding movements in deferred tax assets.
As of December 31, 2025, the Company recorded deferred tax liabilities of $46 million with respect to foreign unremitted earnings. The Company did not provide deferred tax liabilities with respect to certain book versus tax basis differences not represented by undistributed earnings of approximately $430 million as of December 31, 2025, because the Company continues to assert indefinite reinvestment of these basis differences. These basis differences would become taxable upon the sale or liquidation of the foreign subsidiaries. Based on the Company's structure, it is impracticable to determine the unrecognized deferred tax liability on these earnings. Actual tax liability, if any, would be dependent on circumstances existing when a repatriation, sale, or liquidation occurs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following is a summary of cash paid for taxes during the year ended December 31, 2025.

(in millions)	2025
Federal income tax	$(8)
State income tax	1
Foreign Income tax
China	13
United Kingdom	10
Poland	7
France	7
Romania	7
India	6
Mexico	6
Turkey	5
Brazil	3
Other Foreign Jurisdictions	4
Total income taxes paid, net	$61
NOTE 8    RECEIVABLES, NET
The table below provides details of receivables as of December 31, 2025 and 2024:

	December 31,
(in millions)	2025	2024
Receivables, net:
Customers	$621	$574
Indirect taxes	90	119
Due from Former Parent	51	80
Other	49	53
Gross receivables	811	826
Allowance for credit losses	(7)	(9)
Total receivables, net	$804	$817
The table below summarizes the activity in the allowance for credit losses for the years ended December 31, 2025, 2024 and 2023:

(in millions)	2025	2024	2023
Beginning balance, January 1	$(9)	$(11)	$(7)
Provision	—	(1)	(8)
Write-offs	2	3	4
Ending balance, December 31	$(7)	$(9)	$(11)
Factoring
The Company has arrangements with various financial institutions to sell eligible trade receivables from certain customers in North America and Europe. These arrangements can be terminated at any time subject to prior written notice. The receivables under these arrangements are sold without recourse by the Company and are, therefore, accounted for as true sales. During the years ended December 31, 2025, 2024 and 2023, the Company sold $162 million, $122 million and $152 million of receivables, respectively, under these arrangements. Additionally, during the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
same periods, expenses of $6 million, $6 million and $9 million, respectively, were recognized within interest expense.

NOTE 9    INVENTORIES
A summary of Inventories is presented below:

	December 31,
(in millions)	2025	2024
Raw material and supplies	$238	$234
Work-in-progress	47	40
Finished goods	188	170
Inventories	$473	$444

NOTE 10    OTHER CURRENT AND NON-CURRENT ASSETS

	December 31,
(in millions)	2025	2024
Prepayments and other current assets:
Prepaid taxes	$35	$32
Prepaid engineering	27	19
Prepaid customer tooling	23	14
Prepaid software	12	10
Customer return assets	9	8
Derivative instruments	5	—
Prepaid insurance	4	4
Other	11	9
Total prepayments and other current assets	$126	$96

Investments and long-term receivables:
Long-term receivables	$63	$52
Investment in equity affiliates	60	51
Due from Former Parent	17	3
Investment in equity securities	5	5
Total investments and long-term receivables	$145	$111

Other non-current assets:
Deferred income taxes (see Note 7)	$61	$43
Operating leases (see Note 21)	48	54
Customer incentive payments	10	9
Other	8	22
Total other non-current assets	$127	$128

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 11    PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net is stated at cost less accumulated depreciation and amortization, and consisted of:

	December 31,
(in millions)	2025	2024
Land, land use rights and buildings	$258	$236
Machinery and equipment	1,158	1,035
Finance lease assets	4	2
Construction in progress	93	84
Total property, plant and equipment, gross, excluding tooling	1,513	1,357
Less: accumulated depreciation	673	545
Property, plant and equipment, net, excluding tooling	840	812
Tooling, net of amortization	36	31
Property, plant and equipment, net	$876	$843
NOTE 12    GOODWILL AND OTHER INTANGIBLES
The Company’s goodwill is tested for impairment annually in the fourth quarter for all reporting units, and more frequently if events or circumstances warrant such a review. The Company performed quantitative impairment testing during the fourth quarter of 2025. The estimated fair value was determined using a combined income and market approach. The market approach is based on market multiples (revenue and “EBITDA”, defined as earnings before interest, taxes, depreciation and amortization) and requires an estimate of appropriate multiples based on market data for comparable companies. The market valuation models and other financial ratios used by the Company require certain assumptions and estimates regarding the applicability of those models to the Company’s facts and circumstances.
The Company believes the assumptions and estimates used to determine the estimated fair value are reasonable. Different assumptions could materially affect the estimated fair value. The primary assumptions affecting the Company’s 2025 goodwill quantitative impairment review are as follows:
•Discount rates: The Company used weighted average cost of capital (WACC) as the discount rates for future cash flows. The WACC is intended to represent a rate of return that would be expected by a market participant.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•The Company is dependent on market segments that use its key products and could be affected by decreasing demand in those segments.
•The Company is subject to risks related to international operations.
The results of the impairment testing performed indicated that the estimated fair value of the Fuel Systems and Aftermarket reporting units exceeded their carrying values by considerable amounts. It was determined that the estimated fair value of each reporting unit exceeded its respective carrying value and as such, the Company’s goodwill was not considered impaired as of the fourth quarter of 2025.
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

	2025		2024
(in millions)	Fuel Systems	Aftermarket	Fuel Systems	Aftermarket
Gross goodwill balance, January 1	$60	$524	$61	$551
Accumulated impairment losses, January 1	—	(113)	—	(113)
Net goodwill balance, January 1	$60	$411	$61	$438
Goodwill during the year:
Acquisition (see Note 2)	4	—	—	—
Translation adjustment and other	7	27	(1)	(27)
Net goodwill balance, December 31	$71	$438	$60	$411
The Company’s other intangible assets, primarily from acquisitions, consist of the following:

		December 31, 2025			December 31, 2024
(in millions)	Estimated useful lives (years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Patented and unpatented technology	6 - 15	$164	$66	$98	$144	$51	$93
Customer relationships	12 - 15	291	141	150	259	118	141
Total amortized intangible assets		455	207	248	403	169	234
Unamortized trade names		150	—	150	140	—	140
Total other intangible assets		$605	$207	$398	$543	$169	$374
Amortization of other intangible assets was $30 million for the year ended December 31, 2025, and $28 million for each of the years ended 2024 and 2023. The Company utilizes the straight-line method of amortization recognized over the estimated useful lives of the assets. The estimated future annual amortization expense, primarily for acquired intangible assets, is $32 million for each of the years 2026 through 2029, $31 million for 2030 and $89 million thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A roll forward of the gross carrying amounts and related accumulated amortization of the Company’s other intangible assets is presented below:

	Gross carrying amounts		Accumulated amortization
(in millions)	2025	2024	2025	2024
Beginning balance, January 1	$543	$562	$169	$145
Amortization	—	—	30	28
Acquisition (see Note 2)	27	—	—	—
Translation adjustment	35	(19)	8	(4)
Ending balance, December 31	$605	$543	$207	$169

NOTE 13    PRODUCT WARRANTY
The Company provides warranties on some, but not all, of its products. The warranty terms are typically from one to three years. Provisions for estimated expenses related to product warranty are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and industry developments and recoveries from third parties. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. Costs of product recalls, which may include the cost of the product being replaced as well as the customer’s cost of the recall, including labor to remove and replace the recalled part, are accrued as part of the Company’s warranty accrual at the time the Company believes it is probable that a loss will be incurred and the amount can be reasonably estimated. See Note 20, “Contingencies”, for further discussion on the Company’s quarterly process for accruals relating to commercial and legal matters. Management believes that the warranty accrual is appropriate; however, in certain cases, initial customer claims exceed the amount accrued. Facts may become known related to these claims that may result in additional losses that could be material to the Company’s results of operations or cash flows. The Company’s warranty provisions are primarily included in Cost of sales in the Consolidated Statements of Operations. The product warranty accrual is allocated to Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets.
The following table summarizes the activity in the product warranty accrual accounts:

(in millions)	2025	2024
Beginning balance, January 1	$61	$56
Provisions for current period sales	50	46
Adjustments of prior estimates	(6)	2
Acquisition	3	—
Payments	(39)	(42)
Other, primarily translation adjustment	5	(1)
Ending balance, December 31	$74	$61
The product warranty liability is classified in the Consolidated Balance Sheets as follows:

	December 31,
(in millions)	2025	2024
Other current liabilities	$35	$36
Other non-current liabilities	39	25
Total product warranty liability	$74	$61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 14    NOTES PAYABLE AND DEBT
The Company had short-term and long-term debt outstanding as follows:

	December 31,
(in millions)	2025	2024
Short-term debt
Short-term borrowings	$2	$—

Long-term debt
5.000% Senior notes due 10/01/25 ($24 million par value)	$—	$24
6.750% Senior notes due 4/15/2029 ($525 million par value)	519	518
6.625% Senior notes due 10/15/2032 ($450 million par value)	445	444
Finance leases	4	2
Total long-term debt	$968	$988
Less: current portion	1	25
Long-term debt, net of current portion	$967	$963
The weighted average interest rate on all borrowings outstanding as of December 31, 2025 and 2024 was 6.7%.
Credit Agreement
On July 3, 2023, the Company entered into a $1.225 billion Credit Agreement (as amended, the Credit Agreement) consisting of a $500 million revolving credit facility (the Revolving Facility), a $300 million Term Loan A Facility (the Term Loan A Facility) and a $425 million Term Loan B Facility (the Term Loan B Facility; together with the Revolving Facility and the Term Loan A Facility, collectively, the Facilities) in connection with the Spin-Off that occurred on the same date, maturing on July 3, 2028. The Credit Agreement contains customary covenants relating to the Company and its subsidiaries concerning, among other things, investments, dispositions of assets, indebtedness, liens on assets, and dividends and other distributions. The Credit Agreement also contains financial covenants related to the total net leverage ratio as discussed below and the consolidated interest coverage ratio of the Company, determined as of the end of each fiscal quarter, to be at least 3.00 to 1.00. The Term Loan B Facility was fully repaid in connection with the issuance of the 6.75% Senior Secured Notes due 2029 on April 4, 2024, as discussed below. The Term Loan A Facility was fully repaid in connection with the issuance of the 6.625% Senior Notes due 2032 on September 17, 2024, as discussed below.
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
The Company utilizes its committed revolving credit facility for short-term working capital requirements, which are reported in Short-term borrowings and current portion of long-term debt on the Consolidated Balance Sheets. As of December 31, 2025 and 2024 the Company had no outstanding borrowings under the Revolving Facility, and availability of $500 million and $499 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Senior Notes due 2025
In 2020, the Former Parent completed its acquisition of Delphi Technologies PLC (Delphi Technologies). In connection therewith, the Former Parent completed its offer to exchange Delphi Technologies’ outstanding 5.0% Senior Notes due 2025 (the 2025 Notes). Approximately 97% of the $800 million total outstanding principal amount of the 2025 Notes, were validly exchanged and cancelled for new Former Parent notes. In connection with the Spin-Off, the obligations under the remaining $24 million in aggregate principal amount of the 2025 Notes were assumed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
by the Company. On October 1, 2025, the Company paid in full the outstanding $24 million of the 5.0% Senior Notes.
Annual principal payments required as of December 31, 2025 are as follows:

(in millions)
2026	$3
2027	1
2028	1
2029	526
2030	—
After 2030	450
Total payments	$981
Less: debt issuance costs	(11)
Total	$970
The Company’s long-term debt includes various covenants, none of which are expected to restrict future operations. The Company was in compliance with all covenants as of December 31, 2025.
As of December 31, 2025, the estimated fair values of the Company’s long-term debt totaled $1,011 million, which is $47 million higher than carrying value for the same period. As of December 31, 2024, the estimated fair value of the Company’s long-term debt totaled $1,007 million, which was $21 million higher than carrying value for the same period. Fair market values of the long-term debt are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying values of the Company’s other debt facilities approximate fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 15    OTHER CURRENT AND NON-CURRENT LIABILITIES
Additional detail related to liabilities is presented in the table below:

	December 31,
(in millions)	2025	2024
Other current liabilities:
Customer related	$118	$98
Payroll and employee related	105	106
Product warranties (see Note 13)	35	36
Operating leases (see Note 21)	19	17
Income taxes payable (see Note 7)	18	35
Uncertain tax positions (see Note 7)	18	7
Interest	15	17
Accrued freight	11	17
Supplier related	11	8
Refundable customer deposits	9	9
Deferred income	7	3
Legal and professional fees	7	6
Other non-income taxes	7	3
Employee termination benefits	4	4
Other	50	56
Total other current liabilities	$434	$422

Other non-current liabilities:
Deferred income taxes (see Note 7)	$53	$55
Product warranties (see Note 13)	39	25
Operating leases (see Note 21)	31	39
Uncertain tax positions (see Note 7)	25	8
Deferred income	18	11
Other	9	12
Total other non-current liabilities	$175	$150

NOTE 16    FINANCIAL INSTRUMENTS
The Company’s financial instruments may include long-term debt, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivative contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. An adjustment for non-performance risk is considered in the estimate of fair value in derivative assets based on the counterparty credit default swap (CDS) rate. When the Company is in a net derivative liability position, the non-performance risk adjustment is based on its CDS rate. At December 31, 2025 and 2024, the Company had no derivative contracts that contained credit-risk-related contingent features.

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
As of December 31, 2025 and 2024, the United States dollar equivalent notional values of outstanding currency derivative instruments used for foreign currency cash flow hedging were $43 million and $85 million, respectively. These amounts are primarily related to Euro denominated forward contracts at British Pound and Chinese Renminbi functional currency locations.
The Company recognized immaterial amounts of gains and losses in Accumulated other comprehensive loss (AOCI) at December 31, 2025 and 2024 related to derivative instruments designated as foreign currency cash flow hedges, as defined by ASC Topic 815, “Derivatives and Hedging.” The Company also recognized a gain of $3 million in Selling, general and administrative expenses in Net earnings for the year ended December 31, 2025. Balances in AOCI are reclassified to earnings when transactions related to the underlying risk are recognized. At December 31, 2025 and 2024, there were no significant derivative asset or liability balances recorded in the Consolidated Balance Sheets as being payable to or receivable from counterparties under ASC Topic 815, “Derivatives and Hedging”.
The table below shows deferred gains (losses) reported in AOCI related to a $95 million British Pound principal value loan designated as a net investment hedge of a Euro functional holding company’s investment in a British Pound functional subsidiary.

(in millions)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract Type	December 31, 2025	December 31, 2024
Foreign currency	$(6)	$(11)	$—
The gains or losses recorded in income related to components excluded from the assessment of effectiveness for derivative instruments designated as cash flow hedges were immaterial for the periods presented.
The gains and (losses) attributable to the financial instrument designated as a net investment hedge were recognized in other comprehensive income (loss) during the periods presented below.

(in millions)	Year Ended December 31,
Net investment hedges	2025	2024	2023
Foreign currency	$5	$(5)	$(2)
The Company utilizes foreign currency derivatives not designated as hedging instruments to mitigate the variability of the remeasurement of monetary assets and liabilities denominated in currencies other than the operating units' functional currency. In February 2025, the Company entered into a $100 million notional value Chinese Renminbi, U.S. Dollar fixed rate cross-currency swap intended to mitigate the marked-to-market gains and losses of an intercompany loan. The cross-currency swap derivative resulted in a gain of $5 million for the year ended December 31, 2025 which is included in Selling, general and administrative expenses in the Consolidated Statements of Operations. At December 31, 2025, the $5 million fair value of the cross-currency swap is recorded in Prepayments and other current assets in the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Prior to the Spin-Off, certain of the Company’s employees participated in defined benefit pension plans sponsored in part by BorgWarner. The Company recorded negligible expense for the year ended 2023 to record its allocation of pension expense related to this plan. In connection with the completion of the Spin-Off, the Company was required to assume additional defined benefit plan liabilities, along with the associated deferred costs in Accumulated other comprehensive loss.
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
The following table summarizes the expenses (income) for the Company’s defined contribution and defined benefit pension plans:

	Year Ended December 31,
(in millions)	2025	2024	2023
Defined contribution expense	$16	$16	$14
Defined benefit pension expense	8	4	5
Total	$24	$20	$19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following provides a roll forward of the plans’ benefit obligations, plan assets, funded status and recognition in the Consolidated Balance Sheets:

	Pension Benefits
(in millions)	2025	2024
Change in projected benefit obligation:
Projected benefit obligation, January 1	$820	$950
Service cost	4	4
Interest cost	47	45
Settlement and curtailment	(2)	—
Actuarial loss (gain)	1	(103)
Currency translation	67	(23)
Benefits paid	(52)	(53)
Projected benefit obligation, December 31[1]	$885	$820
Change in plan assets:
Fair value of plan assets, January 1	$707	$817
Actual return on plan assets	28	(48)
Employer contribution	8	5
Settlements	(2)	—
Currency translation	54	(14)
Benefits paid	(52)	(53)
Fair value of plan assets, December 31	$743	$707
Funded status	$(142)	$(113)
Amounts in the Consolidated Balance Sheets consist of:
Current liabilities	$(2)	$(2)
Non-current liabilities	(140)	(111)
Net amount	$(142)	$(113)
Amounts in accumulated other comprehensive loss consist of:
Net actuarial loss	$47	$29
Net prior service credit	(10)	(10)
Net amount	$37	$19

Total accumulated benefit obligation for all plans	$866	$803
_____________________________
1 The increase in the projected benefit obligation was primarily due to interest cost as well as currency translation during the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The funded status of pension plans with accumulated benefit obligations in excess of plan assets is as follows:

	December 31,
(in millions)	2025	2024
Accumulated benefit obligation	$(863)	$(800)
Plan assets	739	703
Deficiency	$(124)	$(97)
Pension deficiency by country:
United Kingdom	(69)	(53)
France	(17)	(15)
Mexico	(26)	(17)
Other	(12)	(12)
Total pension deficiency	$(124)	$(97)
The funded status of pension plans with projected benefit obligations in excess of plan assets is as follows:

	December 31,
(in millions)	2025	2024
Projected benefit obligation	$(881)	$(820)
Plan assets	739	707
Deficiency	$(142)	$(113)
Pension deficiency by country:
United Kingdom	(69)	(53)
France	(21)	(19)
Mexico	(37)	(26)
Other	(15)	(15)
Total pension deficiency	$(142)	$(113)
The weighted average asset allocations of the Company’s funded pension plans and target allocations by asset category are as follows:

	December 31,		Target Allocation
	2025	2024
Fixed income securities	45%	43%	30% - 50%
Real estate, cash and other	34%	35%	20% - 60%
Equity securities	21%	22%	10% - 30%
	100%	100%
The Company’s investment strategy is to maintain actual asset weightings within a preset range of target allocations. The Company believes these ranges represent an appropriate risk profile for the planned benefit payments of the plans based on the timing of the estimated benefit payments. In each asset category, separate portfolios are maintained for additional diversification. Investment managers are retained in each asset category to manage each portfolio against its benchmark. Each investment manager has appropriate investment guidelines. In addition, the entire portfolio is evaluated against a relevant peer group. The defined benefit pension plans did not hold any Company securities as investments as of December 31, 2025 and 2024. A portion of pension assets is invested in common and commingled trusts.
The Company expects to contribute a total of $12 million to $14 million into its defined benefit pension plans during 2026.

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
The following tables classify the Company’s defined benefit plan assets measured at fair value on a recurring basis:

		Basis of fair value measurements
(in millions)	Balance at December 31, 2025	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique	Assets measured at NAV[1]
Fixed income securities	$331	$7	$243	$—	A	$81
Equity securities	160	126	—	18	A, C	16
Cash	22	22	—	—	A	—
Real estate and other	230	19	—	67	A, C	144
	$743	$174	$243	$85		$241

		Basis of fair value measurements
(in millions)	Balance at December 31, 2024	Quoted prices in active markets for identical items (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Valuation technique	Assets measured at NAV[1]
Fixed income securities	$306	$6	$215	$—	A	$85
Equity securities	155	127	—	15	A, C	13
Cash	22	22	—	—	A	—
Real estate and other	224	20	—	65	A, C	139
	$707	$175	$215	$80		$237
_____________________________
1 Certain assets that are measured at fair value using the Net Asset Value (NAV) per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. These amounts represent investments in commingled and managed funds that have underlying assets in fixed income securities, equity securities, and other assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of Level 3 defined benefit plans assets was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in millions)	Real estate and other	Equity
Balance, January 1, 2024	$64	$11
Purchases, sales and settlements	3	5
Unrealized gains on assets still held at the reporting date	(1)	(1)
Translation adjustment	(1)	—
Balance, December 31, 2024	$65	$15
Purchases, sales and settlements	(4)	3
Unrealized gains on assets still held at the reporting date	—	(1)
Translation adjustment	6	1
Balance, December 31, 2025	$67	$18
The fair value of real estate properties is estimated using an appraisal provided by the administrator of the property or infrastructure investment. The fair value of equity securities is estimated using the mark-to-model method. Management believes these are appropriate methodologies to obtain the fair value of these assets.
See the table below for a breakout of net periodic benefit cost:

	Year Ended December 31,
(in millions)	2025	2024	2023
Service cost	$4	$4	$3
Interest cost	47	45	45
Expected return on plan assets	(42)	(42)	(43)
Amortization of unrecognized gain	(1)	(3)	(2)
Settlements, curtailments and other	—	—	2
Net periodic benefit cost	$8	$4	$5
The components of net periodic benefit cost other than the service cost component are included in Other postretirement expense in the Consolidated Statements of Operations.
The Company’s weighted average assumptions used to determine the benefit obligations for its defined benefit pension plans were as follows:

	December 31,
(percent)	2025	2024
Discount rate[1]	5.77%	5.86%
Rate of compensation increase	4.73%	5.00%
________________
1 Includes 5.53% and 5.61% for the U.K. pension plans for December 31, 2025 and 2024, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s weighted average assumptions used to determine the net periodic benefit cost for its defined benefit pension plans were as follows:

	Year Ended December 31,
(percent)	2025	2024	2023
Discount rate[1]	5.86%	4.98%	5.19%
Effective interest rate on benefit obligation	5.65%	4.98%	5.24%
Expected long-term rate of return on assets[2]	5.77%	5.29%	5.53%
Average rate of increase in compensation	5.00%	5.49%	5.03%
________________
1 Includes 5.61%, 4.62% and 4.93% for the U.K. pension plans for December 31, 2025, 2024 and 2023, respectively.
2 Includes 5.75%, 5.25% and 5.50% for the U.K. pension plans for December 31, 2025, 2024 and 2023, respectively.
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
The estimated future benefit payments for the pension benefits are as follows:

(in millions)
Year	Pension Benefits
2026	$57
2027	57
2028	59
2029	62
2030	64
2031-2035	329

NOTE 18    STOCK-BASED COMPENSATION
The Company has granted restricted common stock and restricted stock units (collectively, “restricted stock”) and performance stock units as long-term incentive awards to employees and non-employee directors under the PHINIA Inc. 2023 Stock Incentive Plan (2023 Plan). The Company’s Board of Directors adopted the 2023 Plan in July 2023. The 2023 Plan authorizes the issuance of a total of 4.7 million shares. Approximately 3.1 million shares were available for future issuance as of December 31, 2025.
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
Restricted Stock: The value of restricted stock is determined by the market value of the Company’s common stock at the date of grant. In 2025, PHINIA granted restricted stock in the amount of approximately 210 thousand shares and 30 thousand shares to employees and non-employee directors, respectively. The value of the awards is recognized as compensation expense ratably over the restriction periods, generally two or three years for employees and one year for non-employee directors. As of December 31, 2025, there was $13 million of unrecognized compensation expense related to restricted stock that will be recognized over a weighted average period of approximately 1.5 years.
Restricted stock compensation expense recorded in the Consolidated Statements of Operations is as follows:

	Year Ended December 31,
(in millions, except per share data)	2025	2024	2023
Restricted stock compensation expense	$12	$12	$10
Restricted stock compensation expense, net of tax	$8	$11	$8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of the status of the Company’s nonvested restricted stock for employees and non-employee directors is as follows:

	Shares subject to restriction (thousands)	Weighted average grant date fair value
Nonvested at January 1, 2023	330	$42.91
Granted	505	$33.99
Vested	(222)	$34.03
Forfeited	(49)	$45.61
Converted[1]	513	$—
Nonvested at December 31, 2023[1]	1,077	$20.01
Granted	402	$33.22
Vested	(389)	$41.38
Forfeited	(32)	$39.97
Nonvested at December 31, 2024	1,058	$16.56
Granted	242	$49.05
Vested	(579)	$27.21
Forfeited	(23)	$37.61
Nonvested at December 31, 2025	698	$35.38
________________
1 Reflects the replacement of outstanding equity awards to management under the Former Parent Plan with PHINIA equity awards in conjunction with the Spin-Off. Outstanding equity awards to management were multiplied by the conversion rate of 1.74.

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
As of December 31, 2025, there was $10 million of unrecognized compensation expense related to total stockholder return units that will be recognized over a weighted average period of approximately 1.7 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The amounts expensed and common stock issued for performance stock units for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025		2024		2023
	Expense (in millions)	Number of shares issued (in thousands)	Expense (in millions)	Number of shares issued (in thousands)	Expense (in millions)	Number of shares issued (in thousands)
Total Stockholder Return	$6	—	$3	—	$—	8
Other performance-based[1]	—	—	—	—	1	23
Total	$6	—	$3	—	$1	31
__________________
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
A summary of the status of the Company’s nonvested performance stock units for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Total Stockholder Return		Other Performance-Based
	Number of shares (in thousands)	Weighted average grant date fair value	Number of shares (in thousands)	Weighted average grant date fair value
Nonvested at January 1, 2023	23	$54.42	68	$41.53
Granted	7	$79.71	22	$48.19
Vested	(10)	$28.55	(20)	$34.69
Converted[1]	(20)	$—	—	$—
Nonvested at December 31, 2023[1]	—	$—	—	$—
Granted	195	$44.56	—	$—
Forfeited	(4)	$44.56	—	$—
Nonvested at December 31, 2024	191	$44.56	—	$—
Granted	157	$66.34	—	$—
Nonvested at December 31, 2025	348	$54.40	—	$—
________________
1 Reflects the conversion of outstanding equity awards to management under the Former Parent Plan into PHINIA equity awards in conjunction with the Spin-Off.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 19    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the activity within accumulated other comprehensive loss:

(in millions)	Foreign currency translation adjustments	Defined benefit pension plans	Hedge instruments	Total
Beginning Balance, January 1, 2023	$(85)	$(6)	$3	$(88)
Comprehensive loss before reclassifications	(13)	(40)	—	(53)
Income taxes associated with comprehensive income before reclassifications	—	11	—	11
Reclassification from accumulated other comprehensive (loss) income	—	2	(3)	(1)
Ending Balance December 31, 2023	$(98)	$(33)	$—	$(131)
Comprehensive (loss) income before reclassifications	(95)	7	—	(88)
Income taxes associated with comprehensive income before reclassifications	—	(2)	—	(2)
Reclassification from accumulated other comprehensive loss	—	4	—	4
Ending Balance December 31, 2024	$(193)	$(24)	$—	$(217)
Comprehensive income (loss) before reclassifications	135	(19)	—	116
Income taxes associated with comprehensive loss before reclassifications	—	3	—	3
Ending Balance December 31, 2025	$(58)	$(40)	$—	$(98)

NOTE 20    CONTINGENCIES
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
BorgWarner Dispute
On October 15, 2025, the Company entered into a settlement agreement (the “Settlement Agreement”) with the Former Parent to resolve previously disclosed claims asserted by the Former Parent against the Company, and counterclaims asserted by the Company against the Former Parent, in Delaware Superior Court related to payments and other obligations under the Tax Matters Agreement. The Settlement Agreement provides for, among other things, the Company to make payments to the Former Parent pursuant to the following schedule: an initial payment of $31 million, which was made in the fourth quarter of 2025, a second payment of $21 million, which was made in the first quarter of 2026, and a third and final payment of $26 million to be made over the course of 2026 as the Company receives refunds related to certain indirect tax payments prior to the Spin-Off from various tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
authorities. The Company expects that a substantial portion of these payments will be funded through the refunds obtained by the Company from tax authorities that relate to the indirect tax payments made prior to the Spin-Off, with the remaining portion of the payments to be funded with available liquidity. The Company recorded a $39 million loss in the year ended December 31, 2025 in connection with the settlement, representing the aggregate amount of the payments to be made to the Former Parent less the amount the Company had previously recorded for the matter.
In addition, the Settlement Agreement required the Former Parent to pay to the Company approximately $7 million, which was received in the fourth quarter of 2025, related to the reimbursement of certain pre-Spin-Off corporate income taxes. The Settlement Agreement also provides for the release of certain other claims asserted by the Former Parent against the Company.
In connection with the Settlement Agreement, the Company and the Former Parent also entered into an amendment to the Tax Matters Agreement to provide for, among other things, clarification of the Former Parent’s responsibility for certain pre-Spin-Off tax liabilities and the Company’s ability to obtain and use the benefit of certain pre-Spin-Off credits and other offsets. Although the credits remain subject to completion of necessary filings and governmental approvals, the Company believes these credits can result in the Company receiving up to approximately $29 million in cash.

NOTE 21    LEASES AND COMMITMENTS
The Company’s lease agreements primarily consist of real estate property, such as manufacturing facilities, warehouses and office buildings, in addition to personal property, such as vehicles, manufacturing and information technology equipment. The Company determines whether a contract is or contains a lease at contract inception. The majority of the Company's lease arrangements are comprised of fixed payments, and a limited number of these arrangements include a variable payment component based on certain index fluctuations. As of December 31, 2025, a significant portion of the Company’s leases were classified as operating leases.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents the lease assets and lease liabilities as of December 31, 2025 and 2024:

		December 31,
(in millions)		2025	2024
Assets	Balance Sheet Location
Operating leases	Other non-current assets	$48	$54
Finance leases	Property, plant and equipment, net	3	2
Total lease assets		$51	$56

Liabilities
Current
Operating leases	Other current liabilities	$19	$17
Finance leases	Short-term borrowings and current portion of long-term debt	1	1
Non-current
Operating leases	Other non-current liabilities	31	39
Finance leases	Long-term debt	3	1
Total lease liabilities		$54	$58
The following table presents lease obligations arising from obtaining leased assets for the years ended December 31, 2025, 2024 and 2023:

	December 31,
(in millions)	2025	2024	2023
Operating leases	$9	$2	$12
Finance leases	2	2	—
Total lease obligations	$11	$4	$12
The following table presents the maturity of lease liabilities as of December 31, 2025:

(in millions)	Operating leases	Finance leases
2026	$20	$1
2027	18	1
2028	8	1
2029	3	1
2030	2	—
After 2030	3	—
Total (undiscounted) lease payments	$54	$4
Less: Imputed interest	4	—
Present value of lease liabilities	$50	$4
In the years ended December 31, 2025, 2024 and 2023, the Company recorded operating lease expense of $21 million, $20 million and $15 million, respectively.
In the years ended December 31, 2025, 2024 and 2023, the operating cash flows for operating leases were $20 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In the years ended December 31, 2025, 2024 and 2023, the Company recorded short-term lease costs of $4 million, $5 million and $1 million, respectively.
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

	December 31,
	2025	2024
Weighted average remaining lease term (years)
Operating leases	3	4
Finance leases	4	5
Weighted average discount rate
Operating leases	3.9%	3.6%
Finance leases	6.2%	5.7%

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
The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Year Ended December 31,
(in millions, except per share amounts)	2025	2024	2023
Basic earnings per share:
Net earnings attributable to PHINIA Inc.	$130	$79	$102
Weighted average shares of common stock outstanding	39.3	44.0	46.9
Basic earnings per share of common stock	$3.31	$1.80	$2.17

Diluted earnings per share:
Net earnings attributable to PHINIA Inc.	$130	$79	$102
Weighted average shares of common stock outstanding	39.3	44.0	46.9
Effect of stock-based compensation	0.8	0.8	0.1
Weighted average shares of common stock outstanding including dilutive shares	40.1	44.8	47.0
Diluted earnings per share of common stock	$3.24	$1.76	$2.17

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
Net corporate allocation expenses, primarily related to separation and transaction costs, in the year ended December 31, 2023 totaled $89 million. These expenses were primarily included in Selling, general and administrative expenses and Other operating expense, net in the Consolidated Statements of Operations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 24    REPORTABLE SEGMENTS AND RELATED INFORMATION
The Company’s business is comprised of two reportable segments, which are further described below. These segments are strategic business groups, which are managed separately as each represents a specific grouping of related automotive components and systems.
In the fourth quarter of 2025, the Company made a strategic decision to shift a significant portion of the OES business, previously reported in its Aftermarket segment, to the Fuel Systems segment, as distribution will now be handled by the Fuel Systems locations that manufacture the products. This is expected to streamline the sales structure to external customers while also reducing administrative efforts. The reporting segment disclosures have been updated accordingly which included recasting prior period information for the new reporting structure.
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
•Aftermarket. Through this segment, the Company sells products to independent aftermarket customers. Its product portfolio includes a wide range of products as well as maintenance, test equipment and vehicle diagnostics solutions. Additionally, it offers a diverse portfolio of original equipment service solutions and remanufactured products. The Aftermarket segment also includes sales of starters and alternators to OEM and OES customers.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables show segment revenues and significant expenses, Segment AOI, and segment information for the Company’s reportable segments:

2025 Segment Revenues and Significant Expenses
	Fuel Systems	Aftermarket	Inter-segment Eliminations	Consolidated
(in millions)
Net Sales from external customers	$2,177	$1,306	$—	$3,483
Inter-segment eliminations	$143	$—	$(143)	$—
Net Sales	$2,320	$1,306	$(143)	$3,483
Less:
Cost of sales	1,921	943
Selling, general and administrative expenses (excluding Net R&D costs shown separately below)[1]	69	138
Net R&D costs	94	11
Other segment items[2]	(8)	3
Segment AOI	$244	$211

2024 Segment Revenues and Significant Expenses
	Fuel Systems	Aftermarket	Inter-segment Eliminations	Consolidated
(in millions)
Net Sales from external customers	$2,131	$1,272	$—	$3,403
Inter-segment eliminations	$144	$10	$(154)	$—
Net Sales	$2,275	$1,282	$(154)	$3,403
Less:
Cost of sales	1,885	915
Selling, general and administrative expenses (excluding Net R&D costs shown separately below)[1]	66	141
Net R&D costs	102	10
Other segment items[2]	(6)	6
Segment AOI	$228	$210

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2023 Segment Revenues and Significant Expenses
	Fuel Systems	Aftermarket	Inter-segment Eliminations	Consolidated
(in millions)
Net Sales from external customers	$2,275	$1,225		$3,500
Inter-segment eliminations	$142	$6	$(148)	$—
Net Sales	$2,417	$1,231	$(148)	$3,500
Less:
Cost of sales	2,030	889
Selling, general and administrative expenses (excluding Net R&D costs shown separately below)[1]	79	117
Net R&D costs	98	10
Other segment items[2]	(14)	28
Segment AOI	$224	$187
____________

[1] Excludes acquisition-related intangibles amortization. [2] Other segment items include inter-segment fees and other income.
Segment AOI

	Year Ended December 31,
(in millions)	2025	2024	2023
Fuel Systems	$244	$228	$224
Aftermarket	211	210	187
Segment AOI	455	438	411
Corporate, including stock-based compensation	104	92	47
Amortization of acquisition-related intangibles	30	28	28
Separation-related costs	43	31	80
Merger and acquisition costs	9	—	—
(Gains) losses for other one-time events	(2)	(7)	3
Restructuring expense	17	14	12
Asset impairment	—	21	—
Equity in affiliates’ earnings, net of tax	(15)	(11)	(10)
Interest expense	81	99	56
Interest income	(14)	(16)	(13)
Other postretirement expense	4	—	2
Earnings before income taxes	$198	$187	$206

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Geographic Information
During the years ended December 31, 2025, 2024 and 2023, approximately 63% of the Company’s consolidated net sales were outside the U.S., attributing sales to the location of billing rather than the location of the customer. Outside the United States, no countries other than those presented below exceeded 5% of consolidated net sales during the years ended December 31, 2025, 2024, and 2023.

	Net sales			Property, plant and equipment, net
(in millions)	2025	2024	2023	2025	2024	2023
United States	$1,298	$1,267	$1,303	$157	$147	$138
Europe:
United Kingdom	734	701	712	167	170	175
Romania	272	246	238	151	143	139
Poland	85	171	180	7	7	55
Turkey	190	162	159	53	47	42
Other Europe	110	114	136	65	56	62
Total Europe	1,391	1,394	1,425	443	423	473
China	531	467	503	168	176	203
Brazil	176	178	175	43	29	35
Other foreign	87	97	94	65	68	72
Total	$3,483	$3,403	$3,500	$876	$843	$921

2025 Segment information
	Year-end assets	Depreciation/ amortization	Long-lived asset expenditures[1]
(in millions)
Fuel Systems	$2,088	$131	$109
Aftermarket	1,351	25	12
Total	3,439	156	121
Corporate[2]	378	1	3
Consolidated	$3,817	$157	$124

2024 Segment information
	Year-end assets	Depreciation/ amortization	Long-lived asset expenditures[1]
(in millions)
Fuel Systems	$1,902	$133	$83
Aftermarket	1,332	25	19
Total	3,234	158	102
Corporate[2]	534	2	3
Consolidated	$3,768	$160	$105

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2023 Segment information
	Year-end assets	Depreciation/ amortization	Long-lived asset expenditures[1]
(in millions)
Fuel Systems	$2,207	$141	$136
Aftermarket	1,364	28	13
Total	3,571	169	149
Corporate[2]	470	1	1
Consolidated	$4,041	$170	$150
_______________

[1] Long-lived asset expenditures include capital expenditures and tooling outlays.
[2] Corporate assets include cash and cash equivalents, investments and long-term receivables, and deferred income taxes.
Sales to Major Customers
Consolidated net sales to General Motors Company (including its subsidiaries) were approximately 18%, 17%, and 16% for the years ended December 31, 2025, 2024, and 2023, respectively. Such sales consisted of a variety of products to a variety of customer locations and regions. No other single customer accounted for more than 10% of consolidated net sales in any of the years presented.
Sales by Product Line
Sales of gasoline fuel systems for light passenger vehicles represented approximately 16%, 17%, and 16% of consolidated net sales for the years ended December 31, 2025, 2024 and 2023, respectively. Sales of diesel fuel systems for medium and heavy duty commercial vehicles represented 12%, 13%, and 14% for the years ended December 31, 2025, 2024 and 2023, respectively. No other single product line accounted for more than 10% of consolidated net sales in any of the years presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 25    OPERATING CASH FLOWS AND OTHER SUPPLEMENTAL FINANCIAL INFORMATION

	Year Ended December 31,
(in millions)	2025	2024	2023
OPERATING
Net earnings	$130	$79	$102
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and tooling amortization	127	132	143
Intangible asset amortization	30	28	28
Restructuring expense, net of cash paid	3	8	—
Loss on extinguishment of debt	—	22	—
Stock-based compensation expense	18	14	10
Asset impairments	—	21	—
Deferred income tax (benefit) expense	(19)	11	32
Other non-cash adjustments, net	(1)	(8)	(7)
Changes in assets and liabilities, excluding foreign currency translation adjustments:
Receivables	69	149	79
Inventories	6	23	(4)
Prepayments and other current assets	(15)	(33)	(5)
Accounts payable and other current liabilities	(26)	(114)	(95)
Prepaid taxes and income taxes payable	(21)	(9)	—
Other assets and liabilities	19	(10)	(26)
Retirement plan contributions	(8)	(5)	(7)
Net cash provided by operating activities	$312	$308	$250

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
Interest, net	$59	$34	$26
Income taxes, net of refunds	$61	$94	$88
Non-cash investing transactions:
Period end accounts payable related to property, plant and equipment purchases	$37	$51	$48

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
The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports filed or submitted under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. The Company’s disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of December 31, 2025, the end of the period covered by this Form 10-K report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013). Based on the assessment, management concluded that as of December 31, 2025, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter ended December 31, 2025 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.    Other Information
Trading Arrangements
During the year ended December 31, 2025, none of the individuals serving as the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, at that time adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Information regarding our directors, director nominees, changes to the procedures by which security holders may recommend nominees to our Board of Directors and our Board committees will appear in the Company’s proxy statement for its 2026 Annual Meeting of Stockholders (Proxy Statement) under the headings “Proposal 1: Election of Directors,” “Corporate Governance,” and “Code of Ethical Conduct,” and is incorporated herein by reference.
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

Item 16.    Form 10-K Summary
Not applicable.

Exhibit Index

2.1	Separation and Distribution Agreement, dated as of July 2, 2023, by and between BorgWarner and the Company (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on July 7, 2023)
3.1	Amended and Restated Certificate of Incorporation of PHINIA Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on June 30, 2023)
3.2	Second Amended and Restated By-Laws of PHINIA Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on July 24, 2025)
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K for the fiscal year ended December 31, 2023)
4.2
Indenture, dated as of April 4, 2024, by and among the Company, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on April 4, 2024)

4.3
Indenture, dated as of September 17, 2024, by and among the Company, the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on September 18, 2024)

10.1	Settlement Agreement, dated as of October 15, 2025, by and between BorgWarner Inc. and the Company*
10.2	Tax Matters Agreement, dated as of July 2, 2023, by and between BorgWarner and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on July 7, 2023)
10.3	Amended and Restated Tax Matters Agreement, dated as of October 15, 2025, by and between BorgWarner Inc. and the Company*
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

10.7
ECU Supply Agreement, dated as of July 2, 2023, by and between BorgWarner Singapore Holdings Pte. Ltd. and BorgWarner India Private Limited (incorporated by reference to Exhibit 10.12 of the Company’s Form 8-K filed on July 7, 2023)

10.8
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

10.12
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

10.13
Amendment No. 1 to Credit Agreement, dated as of April 4, 2024, by and among the Company, the guarantors listed on the signature pages thereof, the lenders party thereto and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 4, 2024)

10.14
Amendment No. 2 to Credit Agreement, dated as of September 17, 2024, by and among the Company, the guarantors listed on the signature pages thereof, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 18, 2024)

10.15	PHINIA Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 filed on June 30, 2023)+
10.16
Form of Restricted Stock Agreement for Non-Employee Directors under the PHINIA Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 of the Company’s Form 10-Q filed on August 7, 2023)+

10.17
Form of Conversion Award Restricted Stock Agreement for Employees under the PHINIA Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.18 of the Company’s Form 10-Q filed on November 6, 2023)+

10.18
Form of Conversion Award Stock Unit Award Agreement for Non-U.S. Employees under the PHINIA Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 of the Company's Form 10-Q filed on November 6, 2023)+

10.19	Form of Restricted Stock Agreement for Employees under the PHINIA Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 of the Company's Form 10-Q filed on November 6, 2023)+
10.20	Form of Stock Unit Award Agreement for U.S. Employees under the PHINIA Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 of the Company's Form 10-Q filed on November 6, 2023)+
10.21
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
10.24
Form of Performance Stock Unit Award Agreement for Non-U.S. Employees under the PHINIA Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on April 25, 2024)+

10.25
Form of Stock Unit Award Agreement for Non-U.S. Employees under the PHINIA Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed on April 25, 2024)+

10.26
Form of Performance Stock Unit Award Agreement for U.S. Employees under the PHINIA Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s 10-Q filed on April 25, 2025)+

10.27
Form of Performance Stock Unit Award Agreement for Non-U.S. Employees under the PHINIA Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on April 25, 2025)+

10.28
Form of Stock Unit Award Agreement for Non-U.S. Employees under the PHINIA Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on April 25, 2025)+

10.29	Form of Deferred Cash Award Agreement for Employees (China) (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on October 31, 2024)+
10.30	Form of Deferred Cash Award Agreement for Employees (China) (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on April 25, 2025)+
10.31	PHINIA Inc. Management Incentive Bonus Plan (incorporated by reference to Exhibit 10.20 of the Company’s Form 10-Q filed on August 7, 2023)+
10.32	CEO Form of Amended and Restated Change of Control Employment Agreement (incorporated by reference to Exhibit 10.31 of the Company’s Form 10-K for the fiscal year ended December 31, 2024)+
10.33
Non-CEO Executive Officer Form of Amended and Restated Change of Control Employment Agreement (incorporated by reference to Exhibit 10.32 of the Company’s Form 10-K for the fiscal year ended December 31, 2024)+

10.34	PHINIA Inc. Amended and Restated Retirement Savings Excess Benefit Plan (incorporated by reference to Exhibit 10.29 of the Company’s Form 10-K for the fiscal year ended December 31, 2023)+
10.35
PHINIA Inc. Director Deferred Compensation Program 2025-2026 Board Year Election Form (incorporated by reference to Exhibit 10.35 of the Company’s Form 10-K for the fiscal year ended December 31, 2024)+

10.36
Form of Stock Unit Award Agreement for Non-Employee Directors under the PHINIA Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.36 of the Company’s Form 10-K for the fiscal year ended December 31, 2024)+

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
Brady D. Ericson
President and Chief Executive Officer, Director (Principal Executive Officer)
Date: February 12, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated on the 12th day of February, 2026.

Signature	Title

/s/ Brady D. Ericson	President and Chief Executive Officer, Director
Brady D. Ericson	(Principal Executive Officer)

/s/ Chris P. Gropp	Senior Vice President and Chief Financial Officer
Chris P. Gropp	(Principal Financial Officer)

/s/ Samantha M. Pombier	Vice President and Controller
Samantha M. Pombier	(Principal Accounting Officer)

/s/ Rohan S. Weerasinghe
Rohan S. Weerasinghe	Non-Executive Chair and Director

/s/ Samuel R. Chapin
Samuel R. Chapin	Director

/s/ Robin Kendrick
Robin Kendrick	Director

/s/ Latondra Newton
Latondra Newton	Director

/s/ D’aun Norman
D’aun Norman	Director

/s/ Meggan M. Walsh
Meggan M. Walsh	Director

/s/ Roger J. Wood
Roger J. Wood	Director