Form 10-Q
period 2026-03-31
PHINIA INC.
filed 2026-04-30
CIK 1968915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 23, 2026, the registrant had 37,020,558 shares of common stock outstanding.

PHINIA INC.
FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PHINIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$328	$359
Receivables, net	818	804
Inventories	489	473
Prepayments and other current assets	135	126
Total current assets	1,770	1,762

Property, plant and equipment, net	854	876
Investments and long-term receivables	155	145
Goodwill	510	509
Other intangible assets, net	387	398
Other non-current assets	125	127
Total assets	$3,801	$3,817

LIABILITIES AND EQUITY
Short-term borrowings and current portion of long-term debt	$24	$3
Accounts payable	525	510
Other current liabilities	421	434
Total current liabilities	970	947

Long-term debt	968	967
Retirement-related liabilities	137	141
Other non-current liabilities	177	175
Total liabilities	2,252	2,230

Commitments and contingencies (see Note 19)

Common stock	1	1
Additional paid-in capital	1,973	1,978
Retained earnings	158	132
Accumulated other comprehensive loss	(104)	(98)
Treasury stock	(479)	(426)
Total equity	1,549	1,587
Total liabilities and equity	$3,801	$3,817
See accompanying Notes to Condensed Consolidated Financial Statements.

PHINIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per share amounts)	2026	2025
Net sales	$878	$796
Cost of sales	690	624
Gross profit	188	172

Selling, general and administrative expenses	115	107
Restructuring expense	3	5
Other operating expense (income), net	1	(2)
Operating income	69	62

Equity in affiliates’ earnings, net of tax	(5)	(4)
Interest income	(2)	(4)
Interest expense	20	19
Other postretirement (income) expense, net	(1)	1
Earnings before income taxes	57	50

Provision for income taxes	20	24

Net earnings	$37	$26

Earnings per share — basic	$0.98	$0.64

Earnings per share— diluted	$0.96	$0.63

Weighted average shares outstanding:
Basic	37.8	40.7
Diluted	38.7	41.5
See accompanying Notes to Condensed Consolidated Financial Statements.

PHINIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in millions)	2026	2025
Net earnings	$37	$26

Other comprehensive (loss) income
Foreign currency translation adjustments(1)	(7)	52
Defined benefit pension plans(1)	1	(1)
Total other comprehensive (loss) income	(6)	51

Comprehensive income	$31	$77
_____________
(1) Net of income taxes.
See accompanying Notes to Condensed Consolidated Financial Statements.

PHINIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2026	2025
OPERATING
Net cash provided by operating activities (see Note 22)	$53	$40
INVESTING
Capital expenditures, including tooling outlays	(32)	(35)
Net cash used in investing activities	(32)	(35)
FINANCING
Borrowings under Revolving Facility	50	—
Repayments under Revolving Facility	(30)	—
Dividends paid to PHINIA stockholders	(11)	(11)
Payments for purchase of treasury stock	(54)	(100)
Payments for stock-based compensation items	(5)	(6)
Net cash used in financing activities	(50)	(117)
Effect of exchange rate changes on cash	(2)	1
Net decrease in cash and cash equivalents	(31)	(111)
Cash and cash equivalents at beginning of year	359	484
Cash and cash equivalents at end of period	$328	$373
See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

INTRODUCTION
The accompanying Condensed Consolidated Financial Statements and notes present the condensed consolidated statements of operations, cash flows, comprehensive income and stockholders’ equity and balance sheets of PHINIA Inc. (PHINIA or the Company). PHINIA is a diversified industrial supplier and global leader in the development of fuel systems, electrical systems, and aftermarket solutions, with a strong portfolio of trusted brands that includes DELPHI®, DELCO REMY®, and HARTRIDGE™. With over 100 years of manufacturing expertise and industry relationships, PHINIA has approximately 12,500 talented employees and over 40 locations in 20 countries and is headquartered in Auburn Hills, Michigan, USA. PHINIA systems and solutions are designed to keep combustion engines operating at peak performance across a variety of applications: medium- and heavy-duty commercial vehicle (on-road vehicles used for commercial transport classified class 4–8, 14,001 pounds or heavier); light commercial vehicle (on-road vehicles used for commercial transport classified class 1–3, 14,000 pounds or lighter); light passenger vehicles (on-road vehicles used primarily for carrying passengers); and off-highway, industrial, and other (including construction and agricultural machinery, vocational vehicles, marine, industrial applications, power generation, and aerospace and defense). PHINIA’s service solutions include vehicle repair and replacement parts, offering both new and remanufactured products through the original equipment manufacturer dealer network and the independent aftermarket channel.

NOTE 1     BASIS OF PRESENTATION
The Company's Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements were condensed or omitted as permitted by such rules and regulations. In the opinion of management, all normal recurring adjustments necessary for a fair statement of results have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The balance sheet as of December 31, 2025 was derived from the audited financial statements as of that date. Certain amounts for the prior periods presented were reclassified to conform to the current period presentation.
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

In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements.” This guidance enables entities to apply hedge accounting to a greater number of highly effective economic hedges in “Similar Risk Assessment for Cash Flow Hedges, Hedging Forecasted Interest Payments on Choose-Your-Rate Debt Instruments, Cash Flow Hedges of Nonfinancial Forecasted Transactions and Net Written Options as Hedging Instruments.” This guidance is effective for annual reporting periods beginning after December 15, 2026. The Company is currently evaluating the impact of this ASU on its financial statements.

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

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements.” This guidance requires entities to disclose material events and changes that occur after the end of the most recent fiscal year and clarifies other disclosure requirements for interim reporting. This guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of this ASU on its financial statements.

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

NOTE 2     ACQUISITION
On August 1, 2025, the Company acquired 100% of Swedish Electromagnet Invest AB (SEM) for $47 million, comprised of $15 million of cash consideration and $32 million cash used to extinguish debt assumed through the acquisition (the SEM Acquisition). SEM is part of the Fuel Systems segment, and is a provider of advanced natural gas, hydrogen and other alternative fuel ignition systems, injector stators and linear position sensors.
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

In limited instances, certain customers have provided payments in advance of receiving related products, typically at the onset of an arrangement prior to the beginning of production. As of March 31, 2026, the balance of contract liabilities was $23 million, of which $10 million was reflected in Other current liabilities and $13 million was reflected in Other non-current liabilities. As of December 31, 2025, the balance of contract liabilities was $17 million, of which $7 million was reflected in Other current liabilities and $10 million was reflected as Other non-current liabilities. These amounts are reflected as revenue over the term of the arrangement (typically three to seven years) as the underlying products are shipped and represent the Company’s remaining performance obligations as of the end of the period.
The following table represents a disaggregation of revenue from contracts with customers by reportable segment and region for the three months ended March 31, 2026 and 2025. Refer to Note 21, “Reportable Segments and Related Information” to the Condensed Consolidated Financial Statements, for more information.

	Three Months Ended March 31, 2026
(in millions)	Fuel Systems	Aftermarket	Total
Americas	$193	$187	$380
Europe	234	122	356
Asia	122	20	142
Total	$549	$329	$878

	Three Months Ended March 31, 2025
(in millions)	Fuel Systems	Aftermarket	Total
Americas	$177	$179	$356
Europe	207	110	317
Asia	106	17	123
Total	$490	$306	$796

NOTE 4     RESTRUCTURING
The Company’s restructuring activities are undertaken as necessary to execute the Company’s strategy and streamline operations, consolidate and take advantage of available capacity and resources, and ultimately achieve net cost reductions. During the three months ended March 31, 2026, the Company has implemented actions as part of a strategic effort to align its legacy infrastructure with current business needs and reduce costs in response to ongoing industry headwinds. Beginning in 2025 and continuing through 2027, the Company anticipates incurring approximately $40 million in restructuring charges under these initiatives, with estimated annual savings of $30 million once fully implemented.

The Company’s restructuring expenses consist primarily of employee termination benefits (principally severance and/or other termination benefits) and other costs, which are primarily information technology infrastructure right-sizing.
The following table displays a roll forward of the restructuring liability recorded within the Company’s Condensed Consolidated Balance Sheets and the related cash flow activity:

(in millions)	Employee termination benefits	Other	Total
Balance at January 1, 2026	$5	$1	$6
Restructuring expense, net	1	2	3
Cash payments	(3)	(2)	(5)
Balance at March 31, 2026	3	1	4
Less: Non-current restructuring liability	1	—	1
Current restructuring liability at March 31, 2026	$2	$1	$3

(in millions)	Employee termination benefits	Other	Total
Balance at January 1, 2025	$5	$1	$6
Restructuring expense, net	3	2	5
Cash payments	(4)	(1)	(5)
Foreign currency translation adjustment and other	1	(1)	—
Balance at March 31, 2025	5	1	6
Less: Non-current restructuring liability	1	—	1
Current restructuring liability at March 31, 2025	$4	$1	$5
During the three months ended March 31, 2026 and 2025, the Company recorded $3 million and $5 million, respectively, of restructuring costs for individually approved restructuring actions that primarily related to aligning its legacy infrastructure with current business needs and reductions in headcount in the Fuel Systems segment.
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

The following table presents the Company’s gross and net costs on R&D activities:

	Three Months Ended March 31,
(in millions)	2026	2025
Gross R&D costs	$46	$46
Customer reimbursements	(17)	(18)
Net R&D costs	$29	$28
Net R&D costs as a percentage of net sales were 3.3% and 3.5% for the three months ended March 31, 2026 and 2025, respectively.
NOTE 6     OTHER OPERATING EXPENSE (INCOME), NET
Items included in Other operating expense (income), net consist of:

	Three Months Ended March 31,
(in millions)	2026	2025
Separation-related costs (benefits)	$2	$(4)
Merger and acquisition expense	1	3
Other operating income, net	(2)	(1)
Other operating expense (income), net	$1	$(2)
Separation-related costs (benefits): The Company classifies certain expenses and benefits related to the legal and structural separation of the Fuel Systems and Aftermarket businesses from BorgWarner Inc. (the Former Parent) on July 3, 2023 (the Spin-Off) as separation-related costs. These costs and adjustments include professional fees and other costs associated with the separation of the Company, including the adjustment of certain historical liabilities allocated to the Company in connection with the Spin-Off, and indemnities related to tax matters between the Company and the Former Parent. During the three months ended March 31, 2025, the Company recorded separation-related benefits of $4 million, which included a $7 million benefit related to adjustments under the Tax Matters Agreement and $3 million of costs related to the Spin-Off.

Merger and acquisition expense: The Company classifies certain expenses and benefits related to certain contemplated and completed acquisition initiatives as merger and acquisition expense. Acquisition costs primarily relate to professional fees for acquisition initiatives.

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

The Company’s effective tax rate for the three months ended March 31, 2026 and 2025 was 35% and 48%, respectively. The effective tax rate for the three months ended March 31, 2026 decreased as compared to the three months ended March 31, 2025 as a result of an uncertain tax position recorded discretely in the three month period ended March 31, 2025 that did not recur in the three month period ended March 31, 2026.

The annual effective tax rates differ from the U.S. statutory rate primarily due to foreign tax rates that vary from those in the U.S., U.S. taxes on foreign earnings, and permanent differences between book and tax treatment for certain items including enhanced deduction of R&D expenses in certain jurisdictions.

The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which the Company operates have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. For the three months ended March 31, 2026 the Company has provisionally calculated additional top-up tax under the Pillar 2 Framework in certain jurisdictions where the effective tax rate fell below the minimum threshold of 15%. This amount is not significant to the total income tax provision for the Company.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the 2017 Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has determined that there are no significant impacts to the Company’s results for the quarter ended March 31, 2026 as a result of this tax legislation.

NOTE 8     RECEIVABLES, NET
The table below provides details of Receivables, net as of March 31, 2026 and December 31, 2025:

(in millions)	March 31, 2026	December 31, 2025
Receivables, net:
Customers	$638	$621
Indirect taxes	77	90
Due from Former Parent	49	51
Other	60	49
Gross receivables	824	811
Allowance for credit losses	(6)	(7)
Total receivables, net	$818	$804
NOTE 9     INVENTORIES
A summary of Inventories is presented below:

(in millions)	March 31, 2026	December 31, 2025
Raw material and supplies	$245	$238
Work-in-progress	45	47
Finished goods	199	188
Inventories	$489	$473

NOTE 10     OTHER CURRENT AND NON-CURRENT ASSETS

(in millions)	March 31, 2026	December 31, 2025
Prepayments and other current assets:
Prepaid taxes	$47	$35
Prepaid engineering	26	27
Prepaid customer tooling	16	23
Prepaid software	15	12
Customer return assets	8	9
Prepaid insurance	4	4
Other	19	16
Total prepayments and other current assets	$135	$126

Investments and long-term receivables:
Long-term receivables	$67	$63
Investment in equity affiliates	66	60
Due from Former Parent	18	17
Investment in equity securities	4	5
Total investments and long-term receivables	$155	$145

Other non-current assets:
Deferred income taxes	$61	$61
Operating leases	45	48
Customer incentive payments	10	10
Other	9	8
Total other non-current assets	$125	$127

NOTE 11     GOODWILL AND OTHER INTANGIBLES
During the fourth quarter of each year, the Company assesses its goodwill and indefinite-lived intangibles assigned to each of its reporting units for impairment by either performing a qualitative assessment or a quantitative analysis. No events or circumstances were noted in the first three months of 2026 requiring additional assessment or testing.
A summary of the components in the carrying amount of goodwill as of March 31, 2026 and December 31, 2025 is as follows:

(in millions)	Fuel Systems	Aftermarket	Total
Gross goodwill balance, December 31, 2025	$71	$551	$622
Accumulated impairment losses	—	(113)	(113)
Net goodwill balance, December 31, 2025	$71	$438	$509
Goodwill during the period:
Translation adjustment	(1)	2	1
Net goodwill balance, March 31, 2026	$70	$440	$510

The Company’s other intangible assets from acquisitions consist of the following:

		March 31, 2026			December 31, 2025
(in millions)	Estimated useful lives (years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Patented and unpatented technology	6 - 15	$162	$68	$94	$164	$66	$98
Customer relationships	12 - 15	290	146	144	291	141	150
Total amortized intangible assets		452	214	238	455	207	248
Unamortized trade names		149	—	149	150	—	150
Total other intangible assets		$601	$214	$387	$605	$207	$398

NOTE 12     PRODUCT WARRANTY
The Company provides warranties on some, but not all, of its products. The warranty terms are typically from one to three years. Provisions for estimated expenses related to product warranty are made at the time products are sold. These estimates are established using historical information about the nature, frequency and average cost of warranty claim settlements as well as product manufacturing and industry developments and recoveries from third parties. Management actively studies trends of warranty claims and takes action to improve product quality and minimize warranty claims. Costs of product recalls, which may include the cost of the product being replaced as well as the customer’s cost of the recall, including labor to remove and replace the recalled part, are accrued as part of the Company’s warranty accrual at the time the Company believes it is probable that a loss will be incurred and the amount can be reasonably estimated. See Note 19, “Contingencies”, for further discussion on the Company’s quarterly process for accruals relating to commercial and legal matters. Management believes that the warranty accrual is appropriate; however, in certain cases, initial customer claims exceed the amount accrued. Facts may become known related to these claims that may result in additional losses that could be material to the Company’s results of operations or cash flows. The Company’s warranty provisions are primarily included in Cost of sales in the Condensed Consolidated Statements of Operations. The product warranty accrual is allocated to Other current liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets.
The following table summarizes the activity in the product warranty accrual accounts:

(in millions)	2026	2025
Beginning balance, January 1	$74	$61
Provisions for current period sales	11	11
Payments	(9)	(12)
Other, primarily translation adjustment	—	1
Ending balance, March 31	$76	$61
The product warranty liability is classified in the Condensed Consolidated Balance Sheets as follows:

(in millions)	March 31, 2026	December 31, 2025
Other current liabilities	$39	$35
Other non-current liabilities	37	39
Total product warranty liability	$76	$74

NOTE 13     NOTES PAYABLE AND DEBT
As of March 31, 2026 and December 31, 2025, the Company had debt outstanding as follows:

(in millions)	March 31, 2026	December 31, 2025
Short-term debt
Short-term borrowings	$23	$2

Long-term debt
6.750% Senior notes due 04/15/2029 ($525 million par value)	520	519
6.625% Senior notes due 10/15/2032 ($450 million par value)	445	445
Finance leases	4	4
Total long-term debt	$969	$968
Less: current portion	1	1
Long-term debt, net of current portion	$968	$967
The Company’s long-term debt includes various covenants, none of which are expected to restrict future operations. The Company was in compliance with all covenants as of March 31, 2026.
As of March 31, 2026, the estimated fair values of the Company’s long-term debt totaled $993 million, which is $28 million higher than carrying value for the same period. As of December 31, 2025, the estimated fair value of the Company’s long-term debt totaled $1,011 million, which was $47 million higher than carrying value for the same period. Fair market values of the long-term debt are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by ASC Topic 820. The carrying values of the Company’s other debt facilities approximate fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.
The Company has a $500 million revolving credit facility (the Revolving Facility) which matures in July 2028. The Revolving Facility contains customary events of default and various financial covenants including debt to EBITDA and interest coverage ratio. The Company was in compliance with the financial covenants as of March 31, 2026. As of March 31, 2026, the Company had $20 million of outstanding borrowings under the Revolving Facility, and availability of $480 million.

NOTE 14     OTHER CURRENT AND NON-CURRENT LIABILITIES
Additional detail related to liabilities is presented in the table below:

(in millions)	March 31, 2026	December 31, 2025
Other current liabilities:
Customer related	$93	$118
Payroll and employee related	80	105
Product warranties (see Note 12)	39	35
Interest	31	15
Income taxes payable	26	18
Operating leases	19	19
Uncertain tax positions	17	18
Accrued freight	11	11
Supplier related	11	11
Refundable customer deposits	11	9
Deferred income	10	7
Other non-income taxes	8	7
Legal and professional fees	8	7
Deferred engineering	6	—
Other	51	54
Total other current liabilities	$421	$434

Other non-current liabilities:
Deferred income taxes	$55	$53
Product warranties (see Note 12)	37	39
Operating leases	28	31
Uncertain tax positions	26	25
Deferred income	21	18
Other	10	9
Total other non-current liabilities	$177	$175

NOTE 15    FINANCIAL INSTRUMENTS
The Company’s financial instruments may include long-term debt, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivative contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. An adjustment for non-performance risk is considered in the estimate of fair value in derivative assets based on the counterparty credit default swap (CDS) rate. When the Company is in a net derivative liability position, the non-performance risk adjustment is based on its CDS rate. At March 31, 2026 and December 31, 2025, the Company had no derivative contracts that contained credit-risk-related contingent features.

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

As of March 31, 2026 and December 31, 2025, the U.S. Dollar equivalent notional values of outstanding currency derivative instruments used for foreign currency cash flow hedging were $54 million and $43 million, respectively. These amounts are primarily related to Euro denominated forward contracts at British Pound and Chinese Renminbi functional currency locations.

The Company recognized immaterial amounts of gains and losses in Accumulated other comprehensive loss (AOCI) at March 31, 2026 and December 31, 2025 related to derivative instruments designated as foreign currency cash flow hedges, as defined by ASC Topic 815, “Derivatives and Hedging.” The Company also recognized an immaterial amount of gains and losses in Selling, general and administrative expenses in Net earnings for the three months ended March 31, 2026. Balances in AOCI are reclassified to earnings when transactions related to the underlying risk are recognized. At March 31, 2026 and December 31, 2025, there were no significant derivative asset or liability balances recorded in the Consolidated Balance Sheets as being payable to or receivable from counterparties under ASC Topic 815, “Derivatives and Hedging.”

There were no gains or losses recorded in income related to components excluded from the assessment of effectiveness for derivative instruments designated as cash flow hedges for the periods presented.

The table below shows deferred gains (losses) reported in AOCI related to current and historical intercompany loans designated as a net investment hedges.

(in millions)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract Type	March 31, 2026	December 31, 2025
Foreign currency	$(6)	$(6)	$—
The gains and (losses) attributable to the financial instrument designated as a net investment hedge were recognized in other comprehensive income (loss) during the periods presented below.

(in millions)	Three Months Ended March 31,
Net investment hedge	2026	2025
Foreign currency	$—	$1
The Company utilizes foreign currency derivatives not designated as hedging instruments to mitigate the variability of the remeasurement of monetary assets and liabilities denominated in currencies other than the operating units' functional currency. The Company entered into cross-currency swap instruments, resulting in a gain of $2 million for the three months ended March 31, 2026 which is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. At March 31, 2026, the cross-currency swap had a fair value of $1 million and is recorded in Prepayments and other current assets in the Condensed Consolidated Balance Sheets.

NOTE 16     RETIREMENT BENEFIT PLANS
The Company sponsors various defined contribution savings plans, primarily in the U.S., that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. The Company also has a number of defined benefit pension plans. Under specified conditions, the Company will make contributions to the plans and/or match a percentage of the employee contributions up to certain limits. The estimated contributions to the defined benefit pension plans for 2026 range from $12 million to $14 million, of which $1 million has been contributed through the first three months of the year.
The components of net periodic benefit income recorded in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Service cost	$1	$1
Interest cost	11	11
Expected return on plan assets	(12)	(10)
Net periodic benefit cost	$—	$2
Service cost and the components of net periodic benefit cost other than the service cost component are included primarily in Cost of sales and Other postretirement (income) expense, net, respectively, in the Condensed Consolidated Statements of Operations.

NOTE 17     STOCKHOLDERS' EQUITY
The changes of the Stockholders’ Equity items during the three months ended March 31, 2026 and 2025, are as follows:

(in millions)	Issued common stock	Additional paid-in-capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total equity
Balance, December 31, 2025	$1	$1,978	$(426)	$132	(98)	$1,587
Dividends declared ($0.30 per share)	—	—	—	(11)	—	(11)
Stock-based compensation expense	—	5	—	—	—	5
Purchase of treasury stock	—	—	(56)	—	—	(56)
Net issuance of executive stock plan	—	(10)	3	—	—	(7)
Net earnings	—	—	—	37	—	37
Other comprehensive (loss)	—	—	—	—	(6)	(6)
Balance, March 31, 2026	$1	$1,973	$(479)	$158	$(104)	$1,549

(in millions)	Issued common stock	Additional paid-in-capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total equity
Balance, December 31, 2024	$1	$1,976	$(230)	$44	$(217)	$1,574
Dividends declared ($0.27 per share)	—	—	—	(11)	—	(11)
Stock-based compensation expense	—	4	—	—	—	4
Purchase of treasury stock	—	—	(100)	—	—	(100)
Excise tax on purchase of treasury stock	—	—	(1)	—	—	(1)
Net issuance of executive stock plan	—	(10)	4	—	—	(6)
Net earnings	—	—	—	26	—	26
Other comprehensive income	—	—	—	—	51	51
Balance, March 31, 2025	$1	$1,970	$(327)	$59	$(166)	$1,537

NOTE 18     ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarize the activity within Accumulated other comprehensive loss during the three months ended March 31, 2026 and 2025:

(in millions)	Foreign currency translation adjustments	Defined benefit pension plans	Total
Beginning balance, December 31, 2025	$(58)	$(40)	$(98)
Comprehensive (loss) income before reclassifications	(7)	1	(6)
Ending Balance, March 31, 2026	$(65)	$(39)	$(104)

(in millions)	Foreign currency translation adjustments	Defined benefit pension plans	Total
Beginning balance, December 31, 2024	$(193)	$(24)	$(217)
Comprehensive income (loss) before reclassifications	52	(1)	51
Ending Balance, March 31, 2025	$(141)	$(25)	$(166)

NOTE 19     CONTINGENCIES
In the normal course of business, the Company is party to various commercial and legal claims, actions and complaints, including matters involving warranty claims, intellectual property claims, and governmental investigations and related proceedings.
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

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Three Months Ended March 31,
(in millions, except per share amounts)	2026	2025
Basic earnings per share:
Net earnings	$37	$26
Weighted average shares of common stock outstanding	37.8	40.7
Basic earnings per share of common stock	$0.98	$0.64

Diluted earnings per share:
Net earnings	$37	$26
Weighted average shares of common stock outstanding	37.8	40.7
Effect of stock-based compensation	0.9	0.8
Weighted average shares of common stock outstanding including dilutive shares	38.7	41.5
Diluted earnings per share of common stock	$0.96	$0.63

Anti-dilutive stock-based awards excluded from the calculation of diluted earnings per share	—	0.1

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
The following tables show segment revenues and significant expenses for the Company’s reportable segments:

	Three Months Ended March 31, 2026
	Fuel Systems	Aftermarket	Inter-segment Eliminations	Consolidated
(in millions)
Net sales to external customers	$549	$329	$—	$878
Inter-segment eliminations	$33	$—	$(33)	$—
Net Sales	$582	$329	$(33)	$878
Less:
Cost of sales	487	235
Selling, general and administrative expenses (excluding Net R&D costs shown separately below)[1]	20	34
Net R&D costs	26	3
Other segment items[2]	(2)	1
Segment AOI	$51	$56

	Three Months Ended March 31, 2025
	Fuel Systems	Aftermarket	Inter-segment Eliminations	Consolidated
(in millions)
Net sales to external customers	$490	$306	$—	$796
Inter-segment eliminations	$39	$—	$(39)	$—
Net Sales	$529	$306	$(39)	$796
Less:
Cost of sales	444	219
Selling, general and administrative expenses (excluding Net R&D costs shown separately below)[1]	15	31
Net R&D costs	25	3
Other segment items[2]	(1)	2
Segment AOI	$46	$51
____________

[1] Excludes acquisition-related intangibles amortization. [2] Other segment items include inter-segment fees and other income.

The following table shows a reconciliation of Segment AOI to Earnings before income taxes for the Company’s reportable segments:

	Three Months Ended March 31,
(in millions)	2026	2025
Fuel Systems	$51	$46
Aftermarket	56	51
Segment AOI	107	97

Corporate, including stock-based compensation	24	24
Amortization of acquisition-related intangibles	8	7
Separation-related costs (benefits)	2	(4)
Merger and acquisition expense	1	3
Restructuring expense	3	5
Equity in affiliates’ earnings, net of tax	(5)	(4)
Interest income	(2)	(4)
Interest expense	20	19
Other postretirement (income) expense, net	(1)	1
Earnings before income taxes	$57	$50
Segment Information
Segment information as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and 2025 is presented in the tables below:

Assets
(in millions)	March 31, 2026	December 31, 2025
Fuel Systems	$2,071	$2,088
Aftermarket	1,359	1,351
Total	3,430	3,439
Corporate[1]	371	378
Consolidated	$3,801	$3,817
_______________

[1] Corporate assets include cash and cash equivalents, investments and long-term receivables, and deferred income taxes.

Depreciation and amortization	Three Months Ended March 31,
(in millions)	2026	2025
Fuel Systems	$34	$30
Aftermarket	6	6
Total	40	36
Corporate	—	1
Consolidated	$40	$37

Long-lived asset expenditures[1]	Three Months Ended March 31,
(in millions)	2026	2025
Fuel Systems	$30	$31
Aftermarket	1	3
Total	31	34
Corporate	1	1
Consolidated	$32	$35
_______________

[1] Long-lived asset expenditures include capital expenditures and tooling outlays.

NOTE 22    OPERATING CASH FLOW AND OTHER SUPPLEMENTAL FINANCIAL INFORMATION

	Three Months Ended March 31,
(in millions)	2026	2025
OPERATING
Net earnings	$37	$26
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and tooling amortization	32	30
Intangible asset amortization	8	7
Restructuring expense, net of cash paid	—	1
Stock-based compensation expense	5	4
Deferred income tax provision	3	1
Other non-cash adjustments, net	(2)	(3)
Changes in assets and liabilities, excluding foreign currency translation adjustments:
Receivables	(15)	(12)
Inventories	(18)	(25)
Prepayments and other current assets	(2)	(8)
Accounts payable and other current liabilities	6	12
Prepaid taxes and income taxes payable	(4)	3
Other assets and liabilities	4	4
Retirement benefit plan contributions	(1)	—
Net cash provided by operating activities	$53	$40

SUPPLEMENTAL CASH FLOW INFORMATION
Cash (received) paid during the year for:
Interest, net	$(1)	$(3)
Income taxes, net of refunds	$17	$12

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
•governmental investigations and related proceedings;
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
PHINIA is a diversified industrial supplier and global leader in the development of fuel systems, electrical systems, and aftermarket solutions, with a strong portfolio of trusted brands that includes DELPHI®, DELCO REMY®, and HARTRIDGE™. With over 100 years of manufacturing expertise and industry relationships, PHINIA has approximately 12,500 talented employees and over 40 locations in 20 countries and is headquartered in Auburn Hills, Michigan, USA. PHINIA systems and solutions are designed to keep combustion engines operating at peak performance across a variety of applications: medium- and heavy-duty commercial vehicle (on-road vehicles used for commercial transport classified class 4–8, 14,001 pounds or heavier); light commercial vehicle (on-road vehicles used for commercial transport classified class 1–3, 14,000 pounds or lighter); light passenger vehicles (on-road vehicles used primarily for carrying passengers); and off-highway, industrial, and other (including construction and agricultural machinery, vocational vehicles, marine, industrial applications, power generation, and aerospace and defense). PHINIA’s service solutions include vehicle repair and replacement parts, offering both new and remanufactured products through the original equipment manufacturer dealer network and the independent aftermarket channel.

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

Key Trends and Economic Factors
The global economy continues to grapple with semi-conductor shortages, supply chain disruptions, and economic and geopolitical tensions. These factors may affect production, pricing, and consumer demand. In addition, evolving trade restrictions, including export controls, and increases in tariffs could have a material impact on our business, financial condition, or results of operations, including increasing our input costs and decreasing the demand for our products. Although the nature of these trade restrictions and tariffs continue to change, they increase the risk for elevated inflation more generally, which may drive an increase in our other input costs.

Outlook
We expect improved earnings and cash generation in 2026, as we expect foreign currency, operational efficiencies, and share gains to more than offset a softening original equipment (OE) market. Continued economic and geopolitical uncertainty is expected to continue to impact light vehicle (LV) volumes, which are expected to decline by mid-single percentages in our key markets. Commercial vehicle (CV) volumes are expected to remain flat in our key markets. Assuming constant foreign exchange rates and excluding sales from acquisitions, we expect a modest increase in sales. Additionally, we expect to continue to be impacted by other macroeconomic challenges in 2026, which may include but are not limited to elevated inflation, supply chain constraints, market volatility, higher tariffs (particularly in Mexico and China), evolving trade restrictions, government shutdowns, geopolitical tensions, and changes in international trade relations.
Despite the near-term uncertainties, the Company maintains a positive long-term outlook for its global business and is committed to new product development and strategic investments to support its product leadership and growth strategies. There are several trends that are driving the Company’s long-term growth that management expects to continue, including expansion in the CV market, growth in overall vehicle parc that supports aftermarket demand, increased consumer interest in hybrid and plug-in hybrid electric vehicles, adoption of additional product offerings enabling zero- and lower-carbon fuel solutions for combustion vehicles, and continued expansion in the aerospace and defense industry. In addition, we believe we are well positioned to continue to expand our differentiated offerings and capabilities across electronics, software and complete systems.
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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2026 vs. Three Months Ended March 31, 2025
The following table presents a summary of the Company’s operating results:

	Three Months Ended March 31,
(in millions)	2026		2025
Net sales		% of net sales		% of net sales
Fuel Systems	$582	66.3%	$529	66.5%
Aftermarket	329	37.5%	306	38.4%
Inter-segment eliminations	(33)	(3.8)%	(39)	(4.9)%
Total net sales	878	100.0%	796	100.0%
Cost of sales	690	78.6%	624	78.4%
Gross profit	188	21.4%	172	21.6%
Selling, general and administrative expenses	115	13.1%	107	13.4%
Restructuring expense	3	0.3%	5	0.7%
Other operating expense (income), net	1	0.1%	(2)	(0.3)%
Operating income	69	7.9%	62	7.8%
Equity in affiliates’ earnings, net of tax	(5)	(0.6)%	(4)	(0.5)%
Interest income	(2)	(0.2)%	(4)	(0.5)%
Interest expense	20	2.3%	19	2.4%
Other postretirement (income) expense, net	(1)	(0.1)%	1	0.1%
Earnings before income taxes	57	6.5%	50	6.3%
Provision for income taxes	20	2.3%	24	3.0%
Net earnings	$37	4.2%	$26	3.3%

Net sales and Cost of sales
Net sales for the three months ended March 31, 2026 totaled $878 million, an increase of $82 million, or 10%, compared to the three months ended March 31, 2025. Cost of sales and cost of sales as a percentage of net sales were $690 million and 79%, respectively, during the three months ended March 31, 2026, compared to $624 million and 78%, respectively, during the three months ended March 31, 2025. The change in net sales, cost of sales, and gross profit for the three months ended March 31, 2026 was primarily driven by the impacts below.

(in millions)	Net Sales	Cost of Sales	Gross Profit
Three Months Ended March 31, 2025	$796	$624	$172
Volume and mix	17	18	(1)
Supplier costs	—	(3)	3
Tariff cost and recovery	12	9	3
Employee costs	—	8	(8)
SEM acquisition	14	11	3
Foreign currency and other	39	23	16
Three Months Ended March 31, 2026	$878	$690	$188
Selling, general and administrative expenses (SG&A)
SG&A for the three months ended March 31, 2026 was $115 million as compared to $107 million for the three months ended March 31, 2025. SG&A as a percentage of net sales was 13% for the three months ended March 31, 2026 and 2025. SG&A expenses increased period-over-period, primarily attributable to increased employee costs, including stock-based compensation.

	Three Months Ended March 31,
(in millions)	2026	2025	Change ($)
Employee costs	$42	$35	$7
Research & development	29	28	1
Amortization of acquisition-related intangibles	8	7	1
Information technology	6	8	(2)
Other	30	29	1
Selling, general and administrative expenses	$115	$107	$8

Restructuring expense
Restructuring expense was $3 million and $5 million for the three months ended March 31, 2026 and 2025, respectively. See Note 4, “Restructuring”, for further discussion.
Other operating expense (income), net
Other operating expense (income), net was expense of $1 million compared to income of $2 million for the three months ended March 31, 2026 and 2025. The change in other operating expense, net was primarily driven by an increase in separation-related costs. Other operating expense (income), net was comprised of the following:

	Three Months Ended March 31,
(in millions)	2026	2025	Change ($)
Separation-related costs (benefits)	$2	$(4)	$6
Merger and acquisition expense	1	3	(2)
Other operating income, net	(2)	(1)	(1)
Other operating expense (income), net	$1	$(2)	$3
Equity in affiliates’ earnings, net of tax
Equity in affiliates’ earnings, net of tax was $5 million and $4 million in each of the three months ended March 31, 2026 and 2025, respectively. This line item is driven by the results of the Company’s unconsolidated joint venture.
Interest income
Interest income was $2 million and $4 million in the three months ended March 31, 2026 and 2025, respectively. The interest income is primarily related to interest earned on funds held in money market, local overnight deposits, and short term investments.
Interest expense
Interest expense was $20 million and $19 million in the three months ended March 31, 2026 and 2025, respectively. See Note 13, “Notes Payable and Debt”, for further discussion.
Provision for income taxes
Provision for income taxes was $20 million for the three months ended March 31, 2026, resulting in an effective tax rate of 35%. This is compared to $24 million, or 48%, for the three months ended March 31, 2025. The effective tax rate for the three months ended March 31, 2026 decreased as compared to the prior year as a result of an uncertain tax position recorded discretely in the three month period ended March 31, 2025 that did not recur in the three month period ended March 31, 2026.
For further details, see Note 7, “Income Taxes,” to the Condensed Consolidated Financial Statements for the three months ended March 31, 2026 and 2025.

Net earnings per diluted share and adjusted net earnings per diluted share
The Company’s net earnings per diluted share was $0.96 and $0.63 for the three months ended March 31, 2026 and 2025, respectively. The Company’s adjusted net earnings per diluted share was $1.29 and $0.94 for the three months ended March 31, 2026 and 2025, respectively. The Company defines adjusted net earnings per diluted share, a non-GAAP measure, as net earnings per diluted share adjusted to exclude: (i) the impact of restructuring expense, separation-related costs, merger and acquisition costs, impairment charges and other gains, losses and tax effects and adjustments not reflective of the Company’s ongoing operations; and (ii) acquisition-related intangibles amortization expense because it pertains to non-cash expenses that the Company does not use to evaluate core operating performance. Management believes that adjusted net earnings per diluted share is useful to investors in assessing the Company’s ongoing financial performance, as it provides improved comparability between periods through the exclusion of certain items that management believes are not indicative of the Company’s core operating performance.

	Three Months Ended March 31,
	2026	2025
Net earnings per diluted share	$0.96	$0.63
Amortization of acquisition-related intangibles	0.21	0.17
Restructuring expense	0.08	0.12
Separation-related costs (benefits)	0.05	(0.09)
Merger and acquisition expense	0.02	0.07
Tax effects and adjustments	(0.03)	0.04
Adjusted net earnings per diluted share	$1.29	$0.94
Results by Reportable Segment for the three months ended March 31, 2026 and 2025
The Company’s business is comprised of two reportable segments: Fuel Systems and Aftermarket.
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
Segment AOI excludes certain corporate costs, which primarily represent corporate expenses not directly attributable to the individual segments. Corporate expenses not allocated to Segment AOI were $24 million for the three months ended March 31, 2026 and 2025.
Refer to Note 21, “Reportable Segments and Related Information” to the Condensed Consolidated Financial Statements, for more information.

The following table presents Net sales and Segment AOI for the Company’s reportable segments:

	Three Months Ended March 31,
	2026			2025
(in millions)	Net Sales to Customers	Segment AOI	% Margin	Net Sales to Customers	Segment AOI	% Margin
Fuel Systems	$549	$51	9.3%	$490	$46	9.4%
Aftermarket	329	56	17.0%	306	51	16.7%
Totals	$878	$107		$796	$97
The following table presents the year-over-year change in net sales and Segment AOI for the Company’s reportable segments for the three months ended:

	Fuel Systems		Aftermarket
(in millions)	Net sales	Segment AOI	Net sales	Segment AOI
March 31, 2025	$490	$46	$306	$51
Core business drivers	13	2	4	3
Tariff cost and recovery	4	1	8	2
SEM acquisition	14	1	—	—
Foreign currency, SG&A and all other	28	1	11	—
March 31, 2026	$549	$51	$329	$56
The Fuel Systems segment’s Segment Adjusted Operating margin was 9.3% for the three months ended March 31, 2026, compared to 9.4% for the three months ended March 31, 2025. The Segment Adjusted Operating margin decrease was primarily due to unfavorable product mix in Europe and Asia, partially offset by cost control measures and supplier savings.
The Aftermarket segment’s Segment Adjusted Operating margin was 17.0% for the three months ended March 31, 2026, compared to 16.7% for the three months ended March 31, 2025. The Segment Adjusted Operating margin increase was primarily due to cost control measures and tariff recoveries.
LIQUIDITY AND CAPITAL RESOURCES
Overview
The Company maintains various liquidity sources, including cash and cash equivalents and the unused portion of its $500 million revolving credit facility maturing in July 2028 (the Revolving Facility). As of March 31, 2026, the Company had liquidity of $808 million, comprised of cash and cash equivalent balances of $328 million and availability on the Revolving Facility of $480 million. Given the Company’s strong liquidity position, management believes that it will have sufficient liquidity and will maintain compliance with all covenants through at least the next 12 months.
At March 31, 2026 and December 31, 2025, the Company had $328 million and $359 million of cash and cash equivalents, respectively, of which $315 million and $330 million, respectively, was held by our subsidiaries outside of the United States. We believe our existing cash and cash flows generated from operations and the Revolving Facility will be responsive to the needs of our current and planned operations for at least the next 12 months and the foreseeable future thereafter.
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
Cash Flows
Operating Activities
Net cash provided by operating activities was $53 million and $40 million in the three months ended March 31, 2026 and 2025, respectively. The increase in cash from operating activities for the three months ended March 31, 2026 compared with the three months ended March 31, 2025 was primarily due to increased net earnings.
Investing Activities
Net cash used in investing activities was $32 million and $35 million in the three months ended March 31, 2026 and 2025, respectively, related to capital expenditures. As a percentage of sales, capital expenditures were 3.6% and 4.4% for the three months ended March 31, 2026 and 2025, respectively.
Financing Activities
Net cash used in financing activities was $50 million and $117 million in the three months ended March 31, 2026 and 2025, respectively. The decrease is primarily due to borrowings on the Revolving Facility and lower stock repurchases.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates disclosures appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies And Estimates,” in the Company’s Form 10-K filed on February 12, 2026. There were no material changes to this information during the quarter ended March 31, 2026.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk appear in “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” and “Item 1A - Risk Factors” in the Company’s Form 10-K filed on February 12, 2026. Excluding the information discussed below, there were no material changes to this information during the quarter ended March 31, 2026.
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
In addition, the Company executed an intercompany loan designated as a net investment hedge to mitigate specific exchange rate translation risk. As of March 31, 2026 and December 31, 2025, the Company deferred a pre-tax loss of $6 million for the designated net investment hedge within the cumulative translation account within accumulated other comprehensive income, a component of total shareholders’ equity.

Currency translation adjustments, including the impact of the net investment hedges discussed above, during the three months ended March 31, 2026 and 2025, are shown in the following tables, which provide the percentage change in U.S. Dollars against the respective currencies and the approximate impacts of these changes recorded within other comprehensive income (loss) for the respective periods.

(in millions, except for percentages)	March 31, 2026
Brazilian Real	6%	$10
Chinese Renminbi	1%	$8
Euro	(2)%	$(7)
British Pound	(2)%	$(14)

(in millions, except for percentages)	March 31, 2025
Euro	5%	$26
Brazilian Real	8%	$12
British Pound	3%	$10
Chinese Renminbi	1%	$3

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

Item 1A. Risk Factors
We face a number of risks and uncertainties that could materially and adversely affect our business, financial condition or results of operations. A discussion of our risk factors can be found in Part I, Item 1A. Risk Factors in the Company’s Form 10-K filed on February 12, 2026. Readers should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. During the three months ended March 31, 2026, there were no material changes to our previously disclosed risk factors.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
In August 2024, the Company’s Board of Directors increased the capacity under our previously announced share repurchase program by $250 million. On February 12, 2025, an additional $200 million of capacity was approved, for a total share repurchase program of $600 million. On January 29, 2026, an additional $150 million of capacity was approved, for a total share repurchase program of $750 million. As of March 31, 2026, the Company had repurchased $492 million of common stock under its repurchase program, excluding the impact of Federal excise tax. Under the share repurchase program, shares may be repurchased in open market transactions, privately negotiated transactions, or pursuant to one or more accelerated share repurchase programs or Rule 10b5-1 plans in compliance with SEC requirements. The exact amount and timing of any purchases will depend on a number of factors, including trading price, trading volume, and general market conditions. The share repurchase program has no expiration date and may be suspended, discontinued, or resumed at any time. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued.
Employee transactions include shares of the Company’s common stock withheld by the Company in connection with employees’ payment of taxes associated with the vesting of their restricted stock awards granted under the PHINIA Inc. 2023 Stock Incentive Plan.

The following table provides information about the Company’s purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2026:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in millions)
February 1, 2026 - February 28, 2026
Common Share Repurchase Program	119,939	$75.03	119,939	$305
Employee transactions	94,820	$72.62
March 1, 2026 - March 31, 2026
Common Share Repurchase Program	698,029	$67.00	698,029	$258

Item 5. Other Information
Trading Arrangements
During the three months ended March 31, 2026, none of the individuals serving as the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, at that time adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
(Signature)

Samantha M. Pombier
Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)
Date: April 30, 2026