Form 10-Q
period 2026-06-30
PHINIA INC.
filed 2026-07-30
CIK 1968915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
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
Former name, former address and former fiscal year, if changed since last report: Not applicable
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 23, 2026, the registrant had 36,638,088 shares of common stock outstanding.

PHINIA INC.
FORM 10-Q
THREE AND SIX MONTHS ENDED JUNE 30, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PHINIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$370	$359
Receivables, net	853	804
Inventories	475	473
Prepayments and other current assets	140	126
Total current assets	1,838	1,762

Property, plant and equipment, net	841	876
Investments and long-term receivables	158	145
Goodwill	509	509
Other intangible assets, net	376	398
Other non-current assets	120	127
Total assets	$3,842	$3,817

LIABILITIES AND EQUITY
Short-term borrowings and current portion of long-term debt	$51	$3
Accounts payable	529	510
Other current liabilities	438	434
Total current liabilities	1,018	947

Long-term debt	968	967
Retirement-related liabilities	134	141
Other non-current liabilities	181	175
Total liabilities	2,301	2,230

Commitments and contingencies (see Note 19)

Common stock	1	1
Additional paid-in capital	1,979	1,978
Retained earnings	187	132
Accumulated other comprehensive loss	(104)	(98)
Treasury stock	(522)	(426)
Total equity	1,541	1,587
Total liabilities and equity	$3,842	$3,817
See accompanying Notes to Condensed Consolidated Financial Statements.

PHINIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Net sales	$940	$890	$1,818	$1,686
Cost of sales	724	693	1,414	1,317
Gross profit	216	197	404	369

Selling, general and administrative expenses	128	112	243	219
Restructuring expense	8	2	11	7
Other operating (income) expense, net	—	(6)	1	(8)
Operating income	80	89	149	151

Equity in affiliates’ earnings, net of tax	(4)	(4)	(9)	(8)
Interest income	(2)	(4)	(4)	(8)
Interest expense	21	21	41	40
Other postretirement (income) expense, net	(2)	1	(3)	2
Earnings before income taxes	67	75	124	125

Provision for income taxes	27	29	47	53

Net earnings	$40	$46	$77	$72

Earnings per share — basic	$1.08	$1.16	$2.06	$1.80

Earnings per share— diluted	$1.05	$1.14	$2.01	$1.76

Weighted average shares outstanding:
Basic	37.0	39.5	37.4	40.1
Diluted	38.0	40.2	38.4	40.8
See accompanying Notes to Condensed Consolidated Financial Statements.

PHINIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net earnings	$40	$46	$77	$72

Other comprehensive income (loss)
Foreign currency translation adjustments(1)	—	91	(7)	143
Defined benefit pension plans(1)	—	(2)	1	(3)
Hedge instruments(1)	—	1	—	1
Total other comprehensive income (loss)	—	90	(6)	141

Comprehensive income	$40	$136	$71	$213
_____________
(1) Net of income taxes.
See accompanying Notes to Condensed Consolidated Financial Statements.

PHINIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2026	2025
OPERATING
Net cash provided by operating activities (see Note 22)	$144	$97
INVESTING
Capital expenditures, including tooling outlays	(54)	(69)
Payments for business acquired, net of cash acquired	1	—
Proceeds from asset disposals and other, net	—	1
Net cash used in investing activities	(53)	(68)
FINANCING
Net increase in short-term borrowings	48	—
Borrowings under Revolving Facility	60	—
Repayments under Revolving Facility	(60)	—
Dividends paid to PHINIA stockholders	(22)	(21)
Payments for purchase of treasury stock, including excise tax	(100)	(142)
Payments for stock-based compensation items	(7)	(6)
Net cash used in financing activities	(81)	(169)
Effect of exchange rate changes on cash	1	3
Net increase (decrease) in cash and cash equivalents	11	(137)
Cash and cash equivalents at beginning of year	359	484
Cash and cash equivalents at end of period	$370	$347
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

NOTE 1     BASIS OF PRESENTATION
The Company's Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements were condensed or omitted as permitted by such rules and regulations. In the opinion of management, all normal recurring adjustments necessary for a fair statement of results have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The balance sheet as of December 31, 2025 was derived from the audited financial statements as of that date. Certain amounts for the prior periods presented were reclassified to conform to the current period presentation.
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
New Accounting Pronouncements
Accounting Standards Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03 and ASU 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40).” This guidance requires entities to disclose disaggregated information about certain income statement expense line items in the notes to the financial statements. This guidance is effective for annual reporting periods beginning after December 15, 2026. These ASUs will result in additional disclosures but will not have a material impact on the Company's Consolidated Financial Statements.

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

In May 2026, the FASB issued ASU 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818). This guidance establishes recognition, measurement, presentation, and disclosure requirements for environmental credits and regulatory compliance obligations that may be settled using environmental credits. The Company is currently evaluating the impact of this ASU on its financial statements.

NOTE 2     ACQUISITION
On August 1, 2025, the Company acquired 100% of Swedish Electromagnet Invest AB (SEM) for $46 million, comprised of $14 million of cash consideration and $32 million cash used to extinguish debt assumed through the acquisition (the SEM Acquisition). During the three months ended June 30, 2026, the Company reduced the purchase consideration associated with the SEM Acquisition by $1 million as a result of the resolution of certain acquisition-related matters. The adjustment resulted in a corresponding decrease to goodwill. SEM is part of the Fuel Systems segment, and is a provider of advanced natural gas, hydrogen and other alternative fuel ignition systems, injector stators and linear position sensors.
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

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the date of acquisition:

(in millions)	Initial Purchase Price Allocation
Total purchase consideration(1)	$14

ASSETS
Cash and cash equivalents	$6
Property, plant and equipment, net	5
Other intangible assets, net	27
Other assets	25
Total assets acquired	$63

LIABILITIES
Long-term debt	$33
Other liabilities	19
Total liabilities assumed	$52

Net assets acquired	$11
Goodwill(2)	$3
____________

[1] Total purchase consideration excludes cash paid of $32 million used to extinguish debt assumed through the SEM Acquisition. [2] Goodwill is not deductible for tax purposes.
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
NOTE 3     REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company manufactures and sells products and solutions, primarily to original equipment manufacturers (OEMs) of commercial vehicle, industrial applications and light vehicles, to certain Tier One vehicle systems suppliers and into the aftermarket. The Company’s payment terms are based on customary business practices and vary by customer type and products offered. The Company has evaluated the terms of its arrangements and determined that they do not contain significant financing components.

In limited instances, certain customers have provided payments in advance of receiving related products, typically at the onset of an arrangement prior to the beginning of production. As of June 30, 2026, the balance of contract liabilities was $22 million, of which $9 million was reflected in Other current liabilities and $13 million was reflected in Other non-current liabilities. As of December 31, 2025, the balance of contract liabilities was $17 million, of which $7 million was reflected in Other current liabilities and $10 million was reflected as Other non-current liabilities. These amounts are reflected as revenue over the term of the arrangement (typically three to seven years) as the underlying products are shipped and represent the Company’s remaining performance obligations as of the end of the period.
The following table represents a disaggregation of revenue from contracts with customers by reportable segment and region for the three and six months ended June 30, 2026 and 2025. Refer to Note 21, “Reportable Segments and Related Information” to the Condensed Consolidated Financial Statements, for more information.

	Three Months Ended June 30, 2026
(in millions)	Fuel Systems	Aftermarket	Total
Americas	$196	$200	$396
Europe	261	135	396
Asia	127	21	148
Total	$584	$356	$940

	Three Months Ended June 30, 2025
(in millions)	Fuel Systems	Aftermarket	Total
Americas	$184	$185	$369
Europe	237	130	367
Asia	135	19	154
Total	$556	$334	$890

	Six Months Ended June 30, 2026
(in millions)	Fuel Systems	Aftermarket	Total
Americas	$389	$387	$776
Europe	495	257	752
Asia	249	41	290
Total	$1,133	$685	$1,818

	Six Months Ended June 30, 2025
(in millions)	Fuel Systems	Aftermarket	Total
Americas	$361	$364	$725
Europe	444	240	684
Asia	241	36	277
Total	$1,046	$640	$1,686

NOTE 4     RESTRUCTURING
The Company’s restructuring activities are undertaken as necessary to execute the Company’s strategy and streamline operations, consolidate and take advantage of available capacity and resources, and ultimately achieve net cost reductions. During the six months ended June 30, 2026, the Company has continued to implement actions as part of a strategic effort to align its legacy infrastructure with current business needs and reduce costs in response to ongoing industry headwinds. Beginning in 2025 and continuing through 2027, the Company anticipates incurring an aggregate of approximately $40 million in restructuring charges under these initiatives, with estimated annual savings of $30 million once fully implemented. As of June 30, 2026, the Company has recognized $20 million of restructuring expense related to these initiatives.

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
The following table displays a roll forward of the restructuring liability recorded within the Company’s Condensed Consolidated Balance Sheets and the related cash flow activity:

(in millions)	Employee termination benefits	Other	Total
Balance at January 1, 2026	$5	$1	$6
Restructuring expense, net	3	8	11
Cash payments	(5)	(6)	(11)
Balance at June 30, 2026	3	3	6
Less: Non-current restructuring liability	1	—	1
Current restructuring liability at June 30, 2026	$2	$3	$5

(in millions)	Employee termination benefits	Other	Total
Balance at January 1, 2025	$5	$1	$6
Restructuring expense, net	5	2	7
Cash payments	(6)	(1)	(7)
Foreign currency translation adjustment and other	1	(1)	—
Balance at June 30, 2025	5	1	6
Less: Non-current restructuring liability	1	—	1
Current restructuring liability at June 30, 2025	$4	$1	$5
During the six months ended June 30, 2026 and 2025, the Company recorded $11 million and $7 million, respectively, of restructuring costs for individually approved restructuring actions that primarily related to aligning its legacy infrastructure with current business needs and reductions in headcount in the Fuel Systems segment.
During the three months ended June 30, 2026 and 2025, the Company recorded $8 million and $2 million, respectively, of restructuring costs for individually approved restructuring actions that primarily related to aligning its legacy infrastructure with current business needs and reductions in headcount in the Fuel Systems segment.
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
The following table presents the Company’s gross and net costs on R&D activities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Gross R&D costs	$51	$46	$97	$92
Customer reimbursements	(18)	(16)	(35)	(34)
Net R&D costs	$33	$30	$62	$58
Net R&D costs as a percentage of net sales were 3.5% and 3.4% for the three and six months ended June 30, 2026, respectively. Net R&D costs as a percentage of net sales were 3.4% for each of the the three and six months ended June 30, 2025.
NOTE 6     OTHER OPERATING (INCOME) EXPENSE, NET
Items included in Other operating (income) expense, net consist of:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Separation-related (benefits) costs	$(1)	$(6)	$1	$(10)
Merger and acquisition expense	2	2	3	5
Other operating income, net	(1)	(2)	(3)	(3)
Other operating (income) expense, net	$—	$(6)	$1	$(8)
Separation-related (benefits) costs: The Company classifies certain expenses and benefits related to the legal and structural separation of the Fuel Systems and Aftermarket businesses from BorgWarner Inc. (the Former Parent) on July 3, 2023 (the Spin-Off) as separation-related costs. These costs and adjustments include professional fees and other costs associated with the separation of the Company, including the adjustment of certain historical liabilities allocated to the Company in connection with the Spin-Off, and indemnities related to tax matters between the Company and the Former Parent. During the three and six months ended June 30, 2025, the Company recorded separation-related benefits of $6 million and $10 million, respectively, which included an $11 million and $18 million benefit related to adjustments under the Tax Matters Agreement during the three and six months ended June 30, 2025, respectively, and $5 million and $8 million of costs related to the Spin-Off during the three and six months ended June 30, 2025, respectively.

Merger and acquisition expense: The Company classifies certain expenses and benefits related to certain contemplated and completed acquisition initiatives as merger and acquisition expense. Acquisition costs primarily relate to professional fees for acquisition initiatives. On June 30, 2026, PHINIA entered into a definitive agreement to acquire the stoba Group, a global technology partner specialized in high-precision components, systems, and customized manufacturing solutions. The proposed transaction is expected to close in the fourth quarter of 2026, subject to customary regulatory approvals and closing conditions.

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

The Company’s effective tax rate for the three months ended June 30, 2026 was 40% and is comparable to the effective tax rate for the three months ended June 30, 2025 of 39%.

The Company’s effective tax rate for the six months ended June 30, 2026 and 2025 was 38% and 42%, respectively. The effective tax rate for the six months ended June 30, 2026 decreased as compared to the six months ended June 30, 2025 as a result of an uncertain tax position recorded discretely in the six month period ended June 30, 2025 that did not recur in the six month period ended June 30, 2026.

The annual effective tax rates differ from the U.S. statutory rate primarily due to foreign tax rates that vary from those in the U.S., U.S. taxes on foreign earnings, and permanent differences between book and tax treatment for certain items including enhanced deduction of R&D expenses in certain jurisdictions.

The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which the Company operates have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. For the six months ended June 30, 2026 the Company has provisionally calculated additional top-up tax under the Pillar 2 Framework in certain jurisdictions where the effective tax rate fell below the minimum threshold of 15%. This amount is not significant to the total income tax provision for the Company.

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

NOTE 8     RECEIVABLES, NET
The table below provides details of Receivables, net as of June 30, 2026 and December 31, 2025:

(in millions)	June 30, 2026	December 31, 2025
Receivables, net:
Customers	$680	$621
Indirect taxes	75	90
Due from Former Parent	32	51
Other	72	49
Gross receivables	859	811
Allowance for credit losses	(6)	(7)
Total receivables, net	$853	$804
NOTE 9     INVENTORIES
A summary of Inventories is presented below:

(in millions)	June 30, 2026	December 31, 2025
Raw material and supplies	$250	$238
Work-in-progress	44	47
Finished goods	181	188
Inventories	$475	$473

NOTE 10     OTHER CURRENT AND NON-CURRENT ASSETS

(in millions)	June 30, 2026	December 31, 2025
Prepayments and other current assets:
Prepaid taxes	$50	$35
Prepaid engineering	24	27
Prepaid software	17	12
Prepaid customer tooling	15	23
Customer return assets	8	9
Prepaid insurance	4	4
Other	22	16
Total prepayments and other current assets	$140	$126

Investments and long-term receivables:
Investment in equity affiliates	$69	$60
Long-term receivables	65	63
Due from Former Parent	19	17
Investment in equity securities	5	5
Total investments and long-term receivables	$158	$145

Other non-current assets:
Deferred income taxes	$60	$61
Operating leases	41	48
Customer incentive payments	10	10
Other	9	8
Total other non-current assets	$120	$127

NOTE 11     GOODWILL AND OTHER INTANGIBLES
During the fourth quarter of each year, the Company assesses its goodwill and indefinite-lived intangibles assigned to each of its reporting units for impairment by either performing a qualitative assessment or a quantitative analysis. No events or circumstances were noted in the first six months of 2026 requiring additional assessment or testing.
A summary of the components in the carrying amount of goodwill as of June 30, 2026 and December 31, 2025 is as follows:

(in millions)	Fuel Systems	Aftermarket	Total
Gross goodwill balance, December 31, 2025	$71	$551	$622
Accumulated impairment losses	—	(113)	(113)
Net goodwill balance, December 31, 2025	$71	$438	$509
Goodwill during the period:
Measurement period adjustments	(1)	—	(1)
Translation adjustment	(1)	2	1
Net goodwill balance, June 30, 2026	$69	$440	$509

The Company’s other intangible assets from acquisitions consist of the following:

		June 30, 2026			December 31, 2025
(in millions)	Estimated useful lives (years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Patented and unpatented technology	6 - 15	$161	$71	$90	$164	$66	$98
Customer relationships	12 - 15	288	150	138	291	141	150
Total amortized intangible assets		449	221	228	455	207	248
Unamortized trade names		148	—	148	150	—	150
Total other intangible assets		$597	$221	$376	$605	$207	$398

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

The following table summarizes the activity in the product warranty accrual accounts:

(in millions)	2026	2025
Beginning balance, January 1	$74	$61
Provisions for current period sales	19	24
Payments	(20)	(22)
Other, primarily translation adjustment	—	3
Ending balance, June 30	$73	$66

The product warranty liability is classified in the Condensed Consolidated Balance Sheets as follows:

(in millions)	June 30, 2026	December 31, 2025
Other current liabilities	$37	$35
Other non-current liabilities	36	39
Total product warranty liability	$73	$74

NOTE 13     NOTES PAYABLE AND DEBT
As of June 30, 2026 and December 31, 2025, the Company had debt outstanding as follows:

(in millions)	June 30, 2026	December 31, 2025
Short-term debt
Short-term borrowings	$50	$2

Long-term debt
6.750% Senior notes due 04/15/2029 ($525 million par value)	520	519
6.625% Senior notes due 10/15/2032 ($450 million par value)	445	445
Finance leases	4	4
Total long-term debt	$969	$968
Less: current portion	1	1
Long-term debt, net of current portion	$968	$967
The Company’s long-term debt includes various covenants, none of which are expected to restrict future operations. The Company was in compliance with all covenants as of June 30, 2026.
As of June 30, 2026, the estimated fair values of the Company’s long-term debt totaled $999 million, which is $34 million higher than carrying value for the same period. As of December 31, 2025, the estimated fair value of the Company’s long-term debt totaled $1,011 million, which was $47 million higher than carrying value for the same period. Fair market values of the long-term debt are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by Accounting Standards Codification (ASC) Topic 820. The carrying values of the Company’s other debt facilities approximate fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.
The Company has a $500 million revolving credit facility (the Revolving Facility) which matures in July 2028. The Revolving Facility contains customary events of default and various financial covenants including debt to EBITDA and interest coverage ratio. The Company was in compliance with the financial covenants as of June 30, 2026. As of June 30, 2026, the Company had $50 million of outstanding borrowings under the Revolving Facility, and availability of $450 million.

NOTE 14     OTHER CURRENT AND NON-CURRENT LIABILITIES
Additional detail related to liabilities is presented in the table below:

(in millions)	June 30, 2026	December 31, 2025
Other current liabilities:
Customer related	$119	$118
Payroll and employee related	91	105
Product warranties (see Note 12)	37	35
Income taxes payable	27	18
Operating leases	19	19
Uncertain tax positions	18	18
Interest	15	15
Accrued freight	12	11
Refundable customer deposits	11	9
Supplier related	10	11
Deferred income	9	7
Legal and professional fees	9	7
Other non-income taxes	7	7
Deferred engineering	6	—
Other	48	54
Total other current liabilities	$438	$434

Other non-current liabilities:
Deferred income taxes	$61	$53
Product warranties (see Note 12)	36	39
Uncertain tax positions	28	25
Operating leases	24	31
Deferred income	21	18
Other	11	9
Total other non-current liabilities	$181	$175

NOTE 15    FINANCIAL INSTRUMENTS
The Company’s financial instruments may include long-term debt, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivative contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. At June 30, 2026 and December 31, 2025, the Company had no derivative contracts that contained credit-risk-related contingent features.
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

As of June 30, 2026 and December 31, 2025, the U.S. Dollar equivalent notional values of outstanding currency derivative instruments used for foreign currency cash flow hedging were $38 million and $43 million, respectively. These amounts are primarily related to Euro denominated forward contracts at British Pound and Chinese Renminbi functional currency locations.

The Company recognized immaterial amounts of gains and losses in Accumulated other comprehensive loss (AOCI) at June 30, 2026 and December 31, 2025 related to derivative instruments designated as foreign currency cash flow hedges, as defined by ASC Topic 815, “Derivatives and Hedging.” The Company also recognized an immaterial amount of gains and losses in Selling, general and administrative expenses in Net earnings for the three and six months ended June 30, 2026. Balances in AOCI are reclassified to earnings when transactions related to the underlying risk are recognized. At June 30, 2026 and December 31, 2025, there were no significant derivative asset or liability balances recorded in the Consolidated Balance Sheets as being payable to or receivable from counterparties under ASC Topic 815, “Derivatives and Hedging.”

There were no gains or losses recorded in income related to components excluded from the assessment of effectiveness for derivative instruments designated as cash flow hedges for the periods presented.

The Company uses net investment hedges, as defined by ASC Topic 815, “Derivatives and Hedging” to mitigate the variability of the value of its investments in foreign currency denominated subsidiaries. During the period ending June 30, 2026, the Company terminated the net investment hedge designation of a historical intercompany loan, which had a cumulative loss of $6 million recorded to AOCI. In addition, the Company designated Chinese Renminbi denominated foreign currency forward contract as a net investment hedge of its Chinese Renminbi functional currency subsidiaries. As of June 30, 2026, the combined notional value of Company’s designated net investment hedges was $85 million.

The table below shows deferred gains (losses) reported in AOCI related to current and historical financial instruments designated as net investment hedges.

(in millions)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract Type	June 30, 2026	December 31, 2025
Foreign currency	$(6)	$(6)	$—
The gains and (losses) attributable to the financial instruments designated as a net investment hedge were recognized in other comprehensive income (loss) during the periods presented below.

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Net investment hedge	2026	2025	2026	2025
Foreign currency	$—	$2	$—	$3
The Company utilizes foreign currency derivatives not designated as hedging instruments to mitigate the variability of the remeasurement of monetary assets and liabilities denominated in currencies other than the operating units' functional currency. The Company entered into cross-currency swap instruments, resulting in a gain of $2 million for the three months ended June 30, 2026 and $3 million for the six months ended June 30, 2026 which are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. At June 30, 2026, the cross-currency swap had a fair value of $3 million and is recorded in Prepayments and other current assets in the Condensed Consolidated Balance Sheets.

NOTE 16     RETIREMENT BENEFIT PLANS
The Company sponsors various defined contribution savings plans, primarily in the U.S., that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. The Company also has a number of defined benefit pension plans. Under specified conditions, the Company will make contributions to the plans and/or match a percentage of the employee contributions up to certain limits. The estimated contributions to the defined benefit pension plans for 2026 range from $12 million to $14 million, of which $5 million has been contributed through the first six months of the year.
The components of net periodic benefit income recorded in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Service cost	$1	$1	$2	$2
Interest cost	12	12	23	23
Expected return on plan assets	(14)	(11)	(26)	(21)
Net periodic benefit (income) cost	$(1)	$2	$(1)	$4
Service cost and the components of net periodic benefit cost other than the service cost component are included primarily in Cost of sales and Other postretirement (income) expense, net, respectively, in the Condensed Consolidated Statements of Operations.
NOTE 17     STOCKHOLDERS' EQUITY
The changes of the Stockholders’ Equity items during the three and six months ended June 30, 2026 and 2025, are as follows:

(in millions)	Issued common stock	Additional paid-in-capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total equity
Balance, March 31, 2026	$1	$1,973	$(479)	$158	(104)	$1,549
Dividends declared ($0.30 per share)	—	—	—	(11)	—	(11)
Stock-based compensation expense	—	7	—	—	—	7
Purchase of treasury stock	—	—	(42)	—	—	(42)
Excise tax on purchase of treasury stock	—	—	(1)	—	—	(1)
Net issuance of executive stock plan	—	(1)	—	—	—	(1)
Net earnings	—	—	—	40	—	40
Balance, June 30, 2026	$1	$1,979	$(522)	$187	$(104)	$1,541

(in millions)	Issued common stock	Additional paid-in-capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total equity
Balance, March 31, 2025	$1	$1,970	$(327)	$59	$(166)	$1,537
Dividends declared ($0.27 per share)	—	—	—	(10)	—	(10)
Stock-based compensation expense	—	4	—	—	—	4
Purchase of treasury stock	—	—	(40)	—	—	(40)
Net earnings	—	—	—	46	—	46
Other comprehensive income	—	—	—	—	90	90
Balance, June 30, 2025	$1	$1,974	$(367)	$95	$(76)	$1,627

(in millions)	Issued common stock	Additional paid-in-capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total equity
Balance, December 31, 2025	$1	$1,978	$(426)	$132	$(98)	$1,587
Dividends declared ($0.60 per share)	—	—	—	(22)	—	(22)
Stock-based compensation expense	—	12	—	—	—	12
Purchase of treasury stock	—	—	(98)	—	—	(98)
Excise tax on purchase of treasury stock	—	—	(1)	—	—	(1)
Net issuance of executive stock plan	—	(11)	3	—	—	(8)
Net earnings	—	—	—	77	—	77
Other comprehensive loss	—	—	—	—	(6)	(6)
Balance, June 30, 2026	$1	$1,979	$(522)	$187	$(104)	$1,541

(in millions)	Issued common stock	Additional paid-in-capital	Treasury stock	Retained earnings	Accumulated other comprehensive income (loss)	Total equity
Balance, December 31, 2024	$1	$1,976	$(230)	$44	$(217)	$1,574
Dividends declared ($0.54 per share)	—	—	—	(21)	—	(21)
Stock-based compensation expense	—	8	—	—	—	8
Purchase of treasury stock	—	—	(140)	—	—	(140)
Excise tax on purchase of treasury stock	—	—	(1)	—	—	(1)
Net issuance of executive stock plan	—	(10)	4	—	—	(6)
Net earnings	—	—	—	72	—	72
Other comprehensive income	—	—	—	—	141	141
Balance, June 30, 2025	$1	$1,974	$(367)	$95	$(76)	$1,627

NOTE 18     ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarize the activity within Accumulated other comprehensive loss during the three and six months ended June 30, 2026 and 2025:

(in millions)	Foreign currency translation adjustments	Defined benefit pension plans	Hedge instruments	Total
Beginning balance, March 31, 2026	$(65)	$(39)	$—	$(104)
Ending Balance, June 30, 2026	$(65)	$(39)	$—	$(104)

(in millions)	Foreign currency translation adjustments	Defined benefit pension plans	Hedge instruments	Total
Beginning balance, March 31, 2025	$(141)	$(25)	$—	$(166)
Comprehensive income (loss) before reclassifications	91	(2)	1	90
Income taxes associated with comprehensive income	—	(1)	—	(1)
Reclassification from accumulated other comprehensive loss	—	1	—	1
Ending Balance, June 30, 2025	$(50)	$(27)	$1	$(76)

(in millions)	Foreign currency translation adjustments	Defined benefit pension plans	Hedge instruments	Total
Beginning Balance, December 31, 2025	$(58)	$(40)	$—	$(98)
Comprehensive (loss) income before reclassifications	(7)	1	—	(6)
Ending Balance, June 30, 2026	$(65)	$(39)	$—	$(104)

(in millions)	Foreign currency translation adjustments	Defined benefit pension plans	Hedge instruments	Total
Beginning Balance, December 31, 2024	$(193)	$(24)	$—	$(217)
Comprehensive income (loss) before reclassifications	143	(3)	1	141
Income taxes associated with comprehensive income	—	(1)	—	(1)
Reclassification from accumulated other comprehensive loss	—	1	—	1
Ending Balance, June 30, 2025	$(50)	$(27)	$1	$(76)

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
The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Basic earnings per share:
Net earnings	$40	$46	$77	$72
Weighted average shares of common stock outstanding	37.0	39.5	37.4	40.1
Basic earnings per share of common stock	$1.08	$1.16	$2.06	$1.80

Diluted earnings per share:
Net earnings	$40	$46	$77	$72
Weighted average shares of common stock outstanding	37.0	39.5	37.4	40.1
Effect of stock-based compensation	1.0	0.7	1.0	0.7
Weighted average shares of common stock outstanding including dilutive shares	38.0	40.2	38.4	40.8
Diluted earnings per share of common stock	$1.05	$1.14	$2.01	$1.76

Anti-dilutive stock-based awards excluded from the calculation of diluted earnings per share	—	0.1	—	0.1

NOTE 21    REPORTABLE SEGMENTS AND RELATED INFORMATION
The Company’s business is comprised of two reportable segments, which are further described below. These segments are strategic business groups, which are managed separately as each represents a specific grouping of related automotive components and systems.
In the fourth quarter of 2025, the Company made a strategic decision to shift a significant portion of the original equipment service (OES) business, previously reported in its Aftermarket segment, to the Fuel Systems segment, as distribution will now be handled by the Fuel Systems locations that manufacture the products. This is expected to streamline the sales structure to external customers while also reducing administrative efforts. The reporting segment disclosures have been updated accordingly which included recasting prior period information for the new reporting structure.
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

The following tables show segment revenues and significant expenses for the Company’s reportable segments:

	Three Months Ended June 30, 2026
	Fuel Systems	Aftermarket	Inter-segment Eliminations	Consolidated
(in millions)
Net sales to external customers	$584	$356	$—	$940
Inter-segment eliminations	$26	$—	$(26)	$—
Net Sales	$610	$356	$(26)	$940
Less:
Cost of sales	499	252
Selling, general and administrative expenses (excluding Net R&D costs shown separately below)[1]	21	39
Net R&D costs	30	3
Other segment items[2]	(4)	1
Segment AOI	$64	$61

	Three Months Ended June 30, 2025
	Fuel Systems	Aftermarket	Inter-segment Eliminations	Consolidated
(in millions)
Net sales to external customers	$556	$334	$—	$890
Inter-segment eliminations	$36	$—	$(36)	$—
Net Sales	$592	$334	$(36)	$890
Less:
Cost of sales	487	242
Selling, general and administrative expenses (excluding Net R&D costs shown separately below)[1]	17	32
Net R&D costs	27	3
Other segment items[2]	(1)	—
Segment AOI	$62	$57

	Six Months Ended June 30, 2026
	Fuel Systems	Aftermarket	Inter-segment Eliminations	Consolidated
(in millions)
Net sales to external customers	$1,133	$685	$—	$1,818
Inter-segment eliminations	$59	$—	$(59)	$—
Net Sales	$1,192	$685	$(59)	$1,818
Less:
Cost of sales	986	487
Selling, general and administrative expenses (excluding Net R&D costs shown separately below)[1]	41	73
Net R&D costs	56	6
Other segment items[2]	(6)	2
Segment AOI	$115	$117

	Six Months Ended June 30, 2025
	Fuel Systems	Aftermarket	Inter-segment Eliminations	Consolidated
(in millions)
Net sales to external customers	$1,046	$640	$—	$1,686
Inter-segment eliminations	$75	$—	$(75)	$—
Net Sales	$1,121	$640	$(75)	$1,686
Less:
Cost of sales	931	461
Selling, general and administrative expenses (excluding Net R&D costs shown separately below)[1]	32	63
Net R&D costs	52	6
Other segment items[2]	(2)	2
Segment AOI	$108	$108
____________

[1] Excludes acquisition-related intangibles amortization. [2] Other segment items include inter-segment fees and other income.

The following table shows a reconciliation of Segment AOI to Earnings before income taxes for the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Fuel Systems	$64	$62	$115	$108
Aftermarket	61	57	117	108
Segment AOI	125	119	232	216

Corporate, including stock-based compensation	28	25	52	49
Amortization of acquisition-related intangibles	8	7	16	14
Separation-related (benefits) costs	(1)	(6)	1	(10)
Merger and acquisition expense	2	2	3	5
Restructuring expense	8	2	11	7
Equity in affiliates’ earnings, net of tax	(4)	(4)	(9)	(8)
Interest income	(2)	(4)	(4)	(8)
Interest expense	21	21	41	40
Other postretirement (income) expense, net	(2)	1	(3)	2
Earnings before income taxes	$67	$75	$124	$125
Segment Information
Segment information as of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and 2025 is presented in the tables below:

Assets
(in millions)	June 30, 2026	December 31, 2025
Fuel Systems	$2,044	$2,088
Aftermarket	1,381	1,351
Total	3,425	3,439
Corporate[1]	417	378
Consolidated	$3,842	$3,817
_______________

[1] Corporate assets include cash and cash equivalents, investments and long-term receivables, and deferred income taxes.

Depreciation and amortization	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Fuel Systems	$34	$32	$68	$62
Aftermarket	6	7	12	13
Total	40	39	80	75
Corporate	1	—	1	1
Consolidated	$41	$39	$81	$76

Long-lived asset expenditures[1]	Six Months Ended June 30,
(in millions)	2026	2025
Fuel Systems	$48	$62
Aftermarket	4	5
Total	52	67
Corporate	2	2
Consolidated	$54	$69
_______________

[1] Long-lived asset expenditures include capital expenditures and tooling outlays.

NOTE 22    OPERATING CASH FLOW AND OTHER SUPPLEMENTAL FINANCIAL INFORMATION

	Six Months Ended June 30,
(in millions)	2026	2025
OPERATING
Net earnings	$77	$72
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and tooling amortization	65	62
Intangible asset amortization	16	14
Restructuring expense, net of cash paid	3	1
Stock-based compensation expense	12	8
Deferred income tax provision	9	(3)
Other non-cash adjustments, net	(11)	(7)
Changes in assets and liabilities, excluding foreign currency translation adjustments:
Receivables	(38)	(39)
Inventories	(4)	(28)
Prepayments and other current assets	(2)	(7)
Accounts payable and other current liabilities	25	23
Prepaid taxes and income taxes payable	(7)	(11)
Other assets and liabilities	4	14
Retirement benefit plan contributions	(5)	(2)
Net cash provided by operating activities	$144	$97

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
Interest, net	$33	$29
Income taxes, net of refunds	$31	$40

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

Acquisition of Swedish Electromagnet Invest AB (SEM)
On August 1, 2025, PHINIA completed the acquisition of SEM, a provider of advanced natural gas, hydrogen and other alternative fuel ignition systems, injector stators and linear position sensors, for $46 million, comprised of $14 million of cash consideration and $32 million cash used to extinguish debt assumed through the acquisition. See Note 2, “Acquisition”, for further discussion.

Key Trends and Economic Factors
The global economy continues to grapple with semi-conductor shortages, supply chain disruptions, and economic and geopolitical tensions. These factors have affected and may continue to affect production, pricing, and consumer demand. In addition, evolving trade restrictions, including export controls, and increases in tariffs could have a material impact on our business, financial condition, or results of operations, including increasing our input costs and decreasing the demand for our products. Although the nature of these trade restrictions and tariffs continue to change, they increase the risk for elevated inflation more generally, which may drive and has driven an increase in our other input costs.

Trade Policy and Tariffs

As of June 30, 2026, we expect to receive tariff reimbursements from the federal government related to the International Emergency Economic Powers Act (IEEPA) and tariff rulings from the United States Supreme Court and the Court of International Trade. Although we have started to receive reimbursements for certain claims, the ultimate timing of collection is uncertain and subject to changes in trade policy. The tariff environment remains highly dynamic, and the specific tariffs applicable to goods imported continue to evolve, including with respect to the U.S.-Mexico-Canada Agreement, which is currently under trilateral review.

Outlook
We expect improved earnings and cash generation in 2026 as compared to 2025, as we expect foreign currency, operational efficiencies, and share gains to more than offset a softening original equipment (OE) market. Continued economic and geopolitical uncertainty is expected to continue to impact light vehicle (LV) volumes, which are expected to decline by mid-single digit percentages in our key markets. Commercial vehicle (CV) volumes are now expected to decline by low-single digit percentages in our key markets. Assuming constant foreign exchange rates and excluding sales from acquisitions, we expect a modest increase in sales. Additionally, we expect to continue to be impacted by other macroeconomic challenges in the second half of 2026, which may include but are not limited to elevated inflation, supply chain constraints, market volatility, higher tariffs (particularly in Mexico and China), evolving trade restrictions, government shutdowns, geopolitical tensions, and changes in international trade relations.
Despite the near-term uncertainties, the Company maintains a positive long-term outlook for its global business and is committed to new product development and strategic investments to support its product leadership and growth strategies. There are several trends that are driving the Company’s long-term growth that management expects to continue, including expansion in the CV market, growth in overall vehicle parc that supports aftermarket demand, increased consumer interest in hybrid and plug-in hybrid electric vehicles, adoption of additional product offerings enabling lower-carbon fuel solutions for combustion vehicles, and continued expansion in the aerospace and defense industry. In addition, we believe we are well positioned to continue to expand our differentiated offerings and capabilities across electronics, software and complete systems.
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2026 vs. Three Months Ended June 30, 2025
The following table presents a summary of the Company’s operating results:

	Three Months Ended June 30,
(in millions)	2026		2025
Net sales		% of net sales		% of net sales
Fuel Systems	$610	64.9%	$592	66.5%
Aftermarket	356	37.9%	334	37.5%
Inter-segment eliminations	(26)	(2.8)%	(36)	(4.0)%
Total net sales	940	100.0%	890	100.0%
Cost of sales	724	77.0%	693	77.9%
Gross profit	216	23.0%	197	22.1%
Selling, general and administrative expenses	128	13.6%	112	12.6%
Restructuring expense	8	0.9%	2	0.2%
Other operating income, net	—	—%	(6)	(0.7)%
Operating income	80	8.5%	89	10.0%
Equity in affiliates’ earnings, net of tax	(4)	(0.4)%	(4)	(0.4)%
Interest income	(2)	(0.2)%	(4)	(0.4)%
Interest expense	21	2.2%	21	2.3%
Other postretirement (income) expense, net	(2)	(0.2)%	1	0.1%
Earnings before income taxes	67	7.1%	75	8.4%
Provision for income taxes	27	2.9%	29	3.3%
Net earnings	$40	4.2%	$46	5.1%

Net sales and Cost of sales
Net sales for the three months ended June 30, 2026 totaled $940 million, an increase of $50 million, or 6%, compared to the three months ended June 30, 2025. Cost of sales and cost of sales as a percentage of net sales were $724 million and 77%, respectively, during the three months ended June 30, 2026, compared to $693 million and 78%, respectively, during the three months ended June 30, 2025. The change in net sales, cost of sales, and gross profit for the three months ended June 30, 2026 was primarily driven by the impacts below.

(in millions)	Net Sales	Cost of Sales	Gross Profit
Three Months Ended June 30, 2025	$890	$693	$197
Volume and mix	15	18	(3)
Customer pricing	3	—	3
Supplier costs	—	(9)	9
Tariff cost and recovery[1]	(7)	(18)	11
Employee costs	—	7	(7)
SEM Acquisition	18	13	5
Foreign currency and other	21	20	1
Three Months Ended June 30, 2026	$940	$724	$216
______________

[1] Cost of sales in the three months ended June 30, 2026 included a benefit related to one-time IEEPA tariff refunds, while net sales included a reduction related to estimated amounts to be returned to customers for these amounts.

Selling, general and administrative expenses (SG&A)
SG&A for the three months ended June 30, 2026 was $128 million as compared to $112 million for the three months ended June 30, 2025. SG&A as a percentage of net sales was 14% for the three months ended June 30, 2026, compared to 13% for the three months ended June 30, 2025. SG&A expenses increased period-over-period, primarily attributable to increased employee costs, including stock-based compensation, as well as foreign currency exchange impacts and professional fees.

	Three Months Ended June 30,
(in millions)	2026	2025	Change ($)
Employee costs	$47	$40	$7
Research & development	33	30	3
Amortization of acquisition-related intangibles	8	7	1
Information technology	5	7	(2)
Other	35	28	7
Selling, general and administrative expenses	$128	$112	$16

Restructuring expense
Restructuring expense was $8 million and $2 million for the three months ended June 30, 2026 and 2025, respectively. See Note 4, “Restructuring”, for further discussion.

Other operating income, net
Other operating income, net was de minimis compared to income of $6 million for the three months ended June 30, 2026 and 2025. The change in other operating income, net was primarily driven by a decrease in separation-related benefits. Other operating income, net was comprised of the following:

	Three Months Ended June 30,
(in millions)	2026	2025	Change ($)
Separation-related benefits	$(1)	$(6)	$5
Merger and acquisition expense	2	2	—
Other operating income, net	(1)	(2)	1
Other operating income, net	$—	$(6)	$6
Equity in affiliates’ earnings, net of tax
Equity in affiliates’ earnings, net of tax was $4 million in the three months ended June 30, 2026 and 2025. This line item is driven by the results of the Company’s unconsolidated joint venture.
Interest income
Interest income was $2 million and $4 million in the three months ended June 30, 2026 and 2025, respectively. The interest income is primarily related to interest earned on funds held in money market, local overnight deposits, and short term investments.
Interest expense
Interest expense was $21 million in the three months ended June 30, 2026 and 2025.
Provision for income taxes
Provision for income taxes was $27 million for the three months ended June 30, 2026, resulting in an effective tax rate of 40%. This is compared to $29 million, or 39%, for the three months ended June 30, 2025. The effective tax rates for the respective periods were comparable to one another.

For further details, see Note 7, “Income Taxes,” to the Condensed Consolidated Financial Statements for the three months ended June 30, 2026 and 2025.

Net earnings per diluted share and adjusted net earnings per diluted share
The Company’s net earnings per diluted share was $1.05 and $1.14 for the three months ended June 30, 2026 and 2025, respectively. The Company’s adjusted net earnings per diluted share was $1.53 and $1.27 for the three months ended June 30, 2026 and 2025, respectively. The Company defines adjusted net earnings per diluted share, a non-GAAP measure, as net earnings per diluted share adjusted to exclude: (i) the impact of restructuring expense, separation-related costs, merger and acquisition costs, impairment charges and other gains, losses and tax effects and adjustments not reflective of the Company’s ongoing operations; and (ii) acquisition-related intangibles amortization expense because it pertains to non-cash expenses that the Company does not use to evaluate core operating performance. Management believes that adjusted net earnings per diluted share is useful to investors in assessing the Company’s ongoing financial performance, as it provides improved comparability between periods through the exclusion of certain items that management believes are not indicative of the Company’s core operating performance.
The following table provides a reconciliation of net earnings per diluted share to adjusted net earnings per diluted share:

	Three Months Ended June 30,
	2026	2025
Net earnings per diluted share	$1.05	$1.14
Amortization of acquisition-related intangibles	0.21	0.18
Restructuring expense	0.21	0.05
Merger and acquisition expense	0.05	0.05
Separation-related benefits	(0.02)	(0.15)
Tax effects and adjustments	0.03	—
Adjusted net earnings per diluted share	$1.53	$1.27
Results by Reportable Segment for the three months ended June 30, 2026 and 2025
The Company’s business is comprised of two reportable segments: Fuel Systems and Aftermarket.
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
Segment AOI excludes certain corporate costs, which primarily represent corporate expenses not directly attributable to the individual segments. Corporate expenses not allocated to Segment AOI were $28 million and $25 million for the three months ended June 30, 2026 and 2025, respectively. The increase in corporate expenses was primarily related to employee compensation, mainly driven by the addition of a third tranche of performance stock units under the Company's stock incentive plan and increased performance-based incentive compensation.
Refer to Note 21, “Reportable Segments and Related Information” to the Condensed Consolidated Financial Statements, for more information.

The following table presents Net sales and Segment AOI for the Company’s reportable segments:

	Three Months Ended June 30,
	2026			2025
(in millions)	Net Sales to Customers	Segment AOI	% Margin	Net Sales to Customers	Segment AOI	% Margin
Fuel Systems	$584	$64	11.0%	$556	$62	11.2%
Aftermarket	356	61	17.1%	334	57	17.1%
Totals	$940	$125		$890	$119
The following table presents the year-over-year change in net sales and Segment AOI for the Company’s reportable segments for the three months ended:

	Fuel Systems		Aftermarket
(in millions)	Net sales	Segment AOI	Net sales	Segment AOI
June 30, 2025	$556	$62	$334	$57
Core business drivers	3	(2)	15	1
Tariff cost and recovery	(5)	2	(2)	9
SEM acquisition	18	3	—	—
Foreign currency, SG&A and all other	12	(1)	9	(6)
June 30, 2026	$584	$64	$356	$61
Fuel Systems segment adjusted operating margin was 11.0% for the three months ended June 30, 2026, compared to 11.2% for the three months ended June 30, 2025. The decrease was primarily due to unfavorable product mix in Asia, partially offset by the timing of tariff recoveries and the SEM acquisition.
Aftermarket segment adjusted operating margin was 17.1% for the three months ended June 30, 2026, which was comparable to the three months ended June 30, 2025.

RESULTS OF OPERATIONS
Six Months Ended June 30, 2026 vs. Six Months Ended June 30, 2025
The following table presents a summary of the Company’s operating results:

	Six Months Ended June 30,
(in millions)	2026		2025
Net sales		% of net sales		% of net sales
Fuel Systems	$1,192	65.5%	$1,121	66.4%
Aftermarket	685	37.7%	640	38.0%
Inter-segment eliminations	(59)	(3.2)%	(75)	(4.4)%
Total net sales	1,818	100.0%	1,686	100.0%
Cost of sales	1,414	77.8%	1,317	78.1%
Gross profit	404	22.2%	369	21.9%
Selling, general and administrative expenses	243	13.4%	219	13.0%
Restructuring expense	11	0.5%	7	0.4%
Other operating expense (income), net	1	0.1%	(8)	(0.5)%
Operating income	149	8.2%	151	9.0%
Equity in affiliates’ earnings, net of tax	(9)	(0.5)%	(8)	(0.5)%
Interest income	(4)	(0.2)%	(8)	(0.5)%
Interest expense	41	2.3%	40	2.4%
Other postretirement (income) expense, net	(3)	(0.2)%	2	0.1%
Earnings before income taxes	124	6.8%	125	7.5%
Provision for income taxes	47	2.6%	53	3.1%
Net earnings	$77	4.2%	$72	4.4%

Net sales and Cost of sales
Net sales for the six months ended June 30, 2026 totaled $1,818 million, an increase of $132 million, or 8%, compared to the six months ended June 30, 2025. Cost of sales and cost of sales as a percentage of net sales were $1,414 million and 78%, respectively, during the six months ended June 30, 2026, compared to $1,317 million and 78%, respectively, during the six months ended June 30, 2025. The change in net sales and cost of sales for the six months ended June 30, 2026 was primarily driven by the impacts below.

(in millions)	Net Sales	Cost of Sales	Gross Profit
Six Months Ended June 30, 2025	$1,686	$1,317	$369
Volume and mix	32	36	(4)
Customer pricing	3	—	3
Supplier costs	—	(12)	12
Tariff cost and recovery[1]	5	(9)	14
Employee costs	—	15	(15)
SEM acquisition	32	24	8
Foreign currency and other	60	43	17
Six Months Ended June 30, 2026	$1,818	$1,414	$404
___________

[1] Cost of sales in the six months ended June 30, 2026 included a benefit related to one-time IEEPA tariff refunds, while net sales included a reduction related to estimated amounts to be returned to customers for these amounts.

Selling, general and administrative expenses (SG&A)
SG&A for the six months ended June 30, 2026 and 2025 was $243 million as compared to $219 million for the six months ended June 30, 2025. SG&A as a percentage of net sales was 13% for the six months ended June 30, 2026 and 2025. SG&A expenses increased period-over-period, primarily attributable to increased employee costs, including stock-based compensation, as well as foreign currency exchange impacts and professional fees.

	Six Months Ended June 30, 2026
(in millions)	2026	2025	Change ($)
Employee costs	$89	$75	$14
Research & development	62	58	4
Information technology	11	15	(4)
Amortization of acquisition-related intangibles	16	14	2
Other	65	57	8
Selling, general and administrative expenses	$243	$219	$24

Restructuring expense
Restructuring expense was $11 million and $7 million for the six months ended June 30, 2026 and 2025, respectively. See Note 4, “Restructuring,” for further discussion.
Other operating (income) expense, net
Other operating (income) expense, net was expense of $1 million compared to income of $8 million for the six months ended June 30, 2026 and 2025, respectively. The change in other operating expense, net was primarily driven by a decrease in separation-related benefits. Other operating (income) expense, net was comprised of the following:

	Six Months Ended June 30,
(in millions)	2026	2025	Change ($)
Separation-related expense (benefits)	$1	$(10)	$11
Merger and acquisition expense	3	5	(2)
Other operating income, net	(3)	(3)	—
Other operating expense (income), net	$1	$(8)	$9
Equity in affiliates’ earnings, net of tax
Equity in affiliates’ earnings, net of tax was $9 million and $8 million in the six months ended June 30, 2026 and 2025, respectively. This line item is driven by the results of the Company’s unconsolidated joint venture.
Interest income
Interest income was $4 million and $8 million in the six months ended June 30, 2026 and 2025, respectively. The interest income is primarily related to interest earned on funds held in money market, local overnight deposits, and short term investments.
Interest expense
Interest expense was $41 million and $40 million in the six months ended June 30, 2026 and 2025, respectively.
Provision for income taxes
Provision for income taxes was $47 million for the six months ended June 30, 2026, resulting in an effective tax rate of 38%, compared to $53 million, or 42%, for the six months ended June 30, 2025. The effective tax rate for the six months ended June 30, 2026 decreased as compared to the prior year as a result of an uncertain tax position recorded discretely in the six month period ended June 30, 2025 that did not recur in the six month period ended June 30, 2026.
Excluding the impact of items not related to the Company’s ongoing operations, the Company’s effective tax rate associated with ongoing operations was 30% for the six months ended June 30, 2026 compared to 36% for the six months ended June 30, 2025.

For further details, see Note 7, “Income Taxes,” to the Condensed Consolidated Financial Statements for the six months ended June 30, 2026 and 2025.

Net earnings per diluted share and adjusted net earnings per diluted share
The Company’s net earnings per diluted share was $2.01 and $1.76 for the six months ended June 30, 2026 and 2025, respectively. The Company’s adjusted net earnings per diluted share was $2.81 and $2.21 for the six months ended June 30, 2026 and 2025, respectively. The Company defines adjusted net earnings per diluted share, a non-GAAP measure, as net earnings per diluted share adjusted to exclude: (i) the impact of restructuring expense, separation-related costs, merger and acquisition expense, impairment charges and other gains, losses and tax effects and adjustments not reflective of the Company’s ongoing operations; and (ii) acquisition-related intangibles amortization expense because it pertains to non-cash expenses that the Company does not use to evaluate core operating performance. Management believes that adjusted net earnings per diluted share is useful to investors in assessing the Company’s ongoing financial performance, as it provides improved comparability between periods through the exclusion of certain items that management believes are not indicative of the Company’s core operating performance.

	Six Months Ended June 30,
	2026	2025
Net earnings per diluted share	$2.01	$1.76
Amortization of acquisition-related intangibles	0.42	0.35
Restructuring expense	0.28	0.17
Merger and acquisition expense	0.08	0.12
Separation-related expense (benefits)	0.02	(0.24)
Tax effects and adjustments	—	0.05
Adjusted net earnings per diluted share	$2.81	$2.21
Results by Reportable Segment for the six months ended June 30, 2026 and 2025
The Company’s business is aggregated into two reportable segments: Fuel Systems and Aftermarket.
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
Segment AOI excludes certain corporate costs, which primarily represent corporate expenses not directly attributable to the individual segments. Corporate expenses not allocated to Segment AOI were $52 million and $49 million for the six months ended June 30, 2026 and 2025, respectively. The increase in corporate expenses was primarily related to employee compensation, mainly driven by the addition of a third tranche of performance stock units under the Company's stock incentive plan and increased performance-based incentive compensation.
Refer to Note 21, “Reportable Segments and Related Information” to the Condensed Consolidated Financial Statements, for more information.

The following table presents Net sales and Segment AOI for the Company’s reportable segments:

	Six Months Ended June 30,
	2026			2025
(in millions)	Net Sales to Customers	Segment AOI	% Margin	Net Sales to Customers	Segment AOI	% Margin
Fuel Systems	$1,133	$115	10.2%	$1,046	$108	10.3%
Aftermarket	685	117	17.1%	640	108	16.9%
Totals	$1,818	$232		$1,686	$216
The following table presents the year-over-year change in net sales and Segment AOI for the Company’s reportable segments for the six months ended:

	Fuel Systems		Aftermarket
(in millions)	Net sales	Segment AOI	Net sales	Segment AOI
June 30, 2025	$1,046	$108	$640	$108
Core business drivers	16	—	19	4
Tariff cost and recovery	(1)	3	6	11
SEM acquisition	32	4	—	—
Foreign currency, SG&A and all other	40	—	20	(6)
June 30, 2026	$1,133	$115	$685	$117
Fuel Systems segment adjusted operating margin was 10.2% for the six months ended June 30, 2026, compared to 10.3% for the six months ended June 30, 2025. The decrease was primarily due to unfavorable product mix in Europe and Asia, increased employee costs, and the dilutive impact of foreign currency change to margin, partially offset by the timing of tariff recoveries.
Aftermarket segment adjusted operating margin was 17.1% for the six months ended June 30, 2026, compared to 16.9% for the six months ended June 30, 2025. The increase was primarily due to the timing of tariff recoveries, which offset an increase in employee costs.
LIQUIDITY AND CAPITAL RESOURCES
Overview
The Company maintains various liquidity sources, including cash and cash equivalents and the unused portion of its $500 million revolving credit facility maturing in July 2028 (the Revolving Facility). As of June 30, 2026, the Company had liquidity of $820 million, comprised of cash and cash equivalent balances of $370 million and availability on the Revolving Facility of $450 million. Given the Company’s strong liquidity position, management believes that it will have sufficient liquidity and will maintain compliance with all covenants through at least the next 12 months.
At June 30, 2026 and December 31, 2025, the Company had $370 million and $359 million of cash and cash equivalents, respectively, of which $352 million and $330 million, respectively, was held by our subsidiaries outside of the United States. We believe our existing cash and cash flows generated from operations and the Revolving Facility will be responsive to the needs of our current and planned operations for at least the next 12 months and the foreseeable future thereafter. At June 30, 2026, the Company had total debt of $1,019 million.
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
Proposed Acquisition of the stoba Group
On June 30, 2026, PHINIA announced that it entered into a definitive agreement to acquire the stoba Group, a global technology partner specialized in high-precision components, systems, and customized manufacturing solutions. The proposed transaction is expected to close in the fourth quarter of 2026, subject to customary regulatory approvals and closing conditions. The Company expects to fund the approximately $150 million purchase price through available liquidity.

Cash Flows
Operating Activities
Net cash provided by operating activities was $144 million and $97 million in the six months ended June 30, 2026 and 2025, respectively. The increase in cash from operating activities for the six months ended June 30, 2026 compared with the six months ended June 30, 2025 was primarily due to strong execution of inventory optimization initiatives and working capital discipline.
Investing Activities
Net cash used in investing activities was $53 million and $68 million in the six months ended June 30, 2026 and 2025, respectively, related to timing of capital expenditures. As a percentage of sales, capital expenditures were 3.0% and 4.1% for the six months ended June 30, 2026 and 2025, respectively.
Financing Activities
Net cash used in financing activities was $81 million and $169 million in the six months ended June 30, 2026 and 2025, respectively. The decrease is primarily due to borrowings on the Revolving Facility in order to support regional liquidity needs, as well as lower stock repurchases.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates disclosures appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies And Estimates,” in the Company’s Form 10-K filed on February 12, 2026. There were no material changes to this information during the quarter ended June 30, 2026.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk appear in “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” and “Item 1A - Risk Factors” in the Company’s Form 10-K filed on February 12, 2026. Excluding the information discussed below, there were no material changes to this information during the quarter ended June 30, 2026.
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

In addition, the Company executed an intercompany loan designated as a net investment hedge to mitigate specific exchange rate translation risk. As of June 30, 2026 and December 31, 2025, the Company deferred a pre-tax loss of $6 million for the designated net investment hedge within the cumulative translation account within accumulated other comprehensive income, a component of total shareholders’ equity.
Currency translation adjustments, including the impact of the net investment hedges discussed above, during the six months ended June 30, 2026 and 2025, are shown in the following tables, which provide the percentage change in U.S. Dollars against the respective currencies and the approximate impacts of these changes recorded within other comprehensive income (loss) for the respective periods.

(in millions, except for percentages)	June 30, 2026
Chinese Renminbi	3%	$17
Brazilian Real	6%	$10
British Pound	(2)%	$(12)
Euro	(3)%	$(16)

(in millions, except for percentages)	June 30, 2025
Euro	14%	$84
British Pound	10%	$26
Brazilian Real	14%	$19
Chinese Renminbi	2%	$9

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

Item 1A. Risk Factors
We face a number of risks and uncertainties that could materially and adversely affect our business, financial condition or results of operations. A discussion of our risk factors can be found in Part I, Item 1A. Risk Factors in the Company’s Form 10-K filed on February 12, 2026. Readers should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. During the three months ended June 30, 2026, there were no material changes to our previously disclosed risk factors.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
On August 31, 2023, the Company announced that its Board of Directors authorized a share repurchase program, which share repurchase authorization has been subsequently increased from time to time. On January 29, 2026, the Company announced that its Board of Directors authorized a $150 million increase to its previously approved share repurchase program, for a total share repurchase program of $750 million. As of June 30, 2026, the Company had repurchased $534 million of common stock under its repurchase program, excluding the impact of Federal excise tax. Under the share repurchase program, shares may be repurchased in open market transactions, privately negotiated transactions, or pursuant to one or more accelerated share repurchase programs or Rule 10b5-1 plans in compliance with SEC requirements. The exact amount and timing of any purchases will depend on a number of factors, including trading price, trading volume, and general market conditions. The share repurchase program has no expiration date and may be suspended, discontinued, or resumed at any time. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued.
Employee transactions include shares of the Company’s common stock withheld by the Company in connection with employees’ payment of taxes associated with the vesting of their restricted stock awards granted under the PHINIA Inc. 2023 Stock Incentive Plan.

The following table provides information about the Company’s purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2026:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in millions)
April 1, 2026 - April 30, 2026
Common Share Repurchase Program	274,579	$70.06	274,579	$239
May 1, 2026 - May 31, 2026
Common Share Repurchase Program	13,378	$76.49	13,378	$238
June 1, 2026 - June 30, 2026
Common Share Repurchase Program	274,087	$81.62	274,087	$216
Employee transactions	1,766	$77.27
____________

As of June 30, 2026, the Company had repurchased $534 million of common stock under its repurchase program, excluding the impact of Federal excise tax. Under the share repurchase program, shares may be repurchased in open market transactions, privately negotiated transactions, or pursuant to one or more accelerated share repurchase programs or Rule 10b5-1 plans in compliance with SEC requirements. The exact amount and timing of any purchases will depend on a number of factors, including trading price, trading volume, and general market conditions. The share repurchase program has no expiration date and may be suspended, discontinued, or resumed at any time. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued.

Employee transactions include shares of the Company’s common stock withheld by the Company in connection with employees’ payment of taxes associated with the vesting of their restricted stock awards granted under the PHINIA Inc. 2023 Stock Incentive Plan.

Item 5. Other Information
Trading Arrangements
During the three months ended June 30, 2026, none of the individuals serving as the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, at that time adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
(Signature)

Samantha M. Pombier
Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)
Date: July 30, 2026