Form 10-Q
period 2026-09-30
PHINIA INC.
filed 2026-10-29
CIK 1968915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 23, 2026, the registrant had 35,959,682 shares of common stock outstanding.

PHINIA INC.
FORM 10-Q
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PHINIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$436	$359
Receivables, net	902	804
Inventories	485	473
Prepayments and other current assets	150	126
Total current assets	1,973	1,762

Property, plant and equipment, net	826	876
Investments and long-term receivables	156	145
Goodwill	510	509
Other intangible assets, net	366	398
Other non-current assets	128	127
Total assets	$3,959	$3,817

LIABILITIES AND EQUITY
Short-term borrowings and current portion of long-term debt	$124	$3
Accounts payable	521	510
Other current liabilities	516	434
Total current liabilities	1,161	947

Long-term debt	969	967
Retirement-related liabilities	130	141
Other non-current liabilities	174	175
Total liabilities	2,434	2,230

Commitments and contingencies (see Note 19)

Common stock	1	1
Additional paid-in capital	1,980	1,978
Retained earnings	243	132
Accumulated other comprehensive loss	(113)	(98)
Treasury stock	(586)	(426)
Total equity	1,525	1,587
Total liabilities and equity	$3,959	$3,817
See accompanying Notes to Condensed Consolidated Financial Statements.

PHINIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Net sales	$912	$908	$2,730	$2,594
Cost of sales	708	708	2,122	2,025
Gross profit	204	200	608	569

Selling, general and administrative expenses	111	105	354	324
Restructuring expense	5	4	16	11
Other operating expense, net	4	57	5	49
Operating income	84	34	233	185

Equity in affiliates’ earnings, net of tax	(4)	(3)	(13)	(11)
Interest income	(2)	(3)	(6)	(11)
Interest expense	21	20	62	60
Other postretirement (income) expense, net	(1)	1	(4)	3
Earnings before income taxes	70	19	194	144

Provision for income taxes	3	6	50	59

Net earnings	$67	$13	$144	$85

Earnings per share — basic	$1.84	$0.34	$3.89	$2.15

Earnings per share— diluted	$1.80	$0.33	$3.79	$2.10

Weighted average shares outstanding:
Basic	36.3	38.7	37.1	39.6
Diluted	37.1	39.6	38.0	40.4
See accompanying Notes to Condensed Consolidated Financial Statements.

PHINIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net earnings	$67	$13	$144	$85

Total other comprehensive (loss) income
Foreign currency translation adjustments(1)	(8)	(15)	(15)	128
Defined benefit pension plans(1)	(1)	1	—	(2)
Hedge instruments(1)	—	—	—	1
Total other comprehensive (loss) income	(9)	(14)	(15)	127

Comprehensive income (loss)	$58	$(1)	$129	$212
_____________
(1) Net of income taxes.
See accompanying Notes to Condensed Consolidated Financial Statements.

PHINIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2026	2025
OPERATING
Net cash provided by operating activities (see Note 22)	$231	$216
INVESTING
Capital expenditures, including tooling outlays	(71)	(95)
Payments for business acquired, net of cash acquired	—	(9)
Proceeds from asset disposals and other, net	1	1
Net cash used in investing activities	(70)	(103)
FINANCING
Net increase in short-term borrowings	121	—
Borrowings under Revolving Facility	80	—
Repayments under Revolving Facility	(80)	—
Repayment of acquired debt	—	(32)
Dividends paid to PHINIA stockholders	(33)	(32)
Payments for purchase of treasury stock, including excise tax	(165)	(172)
Payments for stock-based compensation items	(10)	(9)
Net cash used in financing activities	(87)	(245)
Effect of exchange rate changes on cash	3	(3)
Net increase (decrease) in cash and cash equivalents	77	(135)
Cash and cash equivalents at beginning of year	359	484
Cash and cash equivalents at end of period	$436	$349
See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

INTRODUCTION
The accompanying Condensed Consolidated Financial Statements and notes present the condensed consolidated statements of operations, cash flows, comprehensive income and stockholders’ equity and balance sheets of PHINIA Inc. (PHINIA or the Company). PHINIA is a diversified industrial supplier and global leader in the development of fuel systems, electrical systems, and aftermarket solutions, with a strong portfolio of trusted brands that includes DELPHI®, DELCO REMY®, HARTRIDGE™ and stoba®. With over 100 years of manufacturing expertise and industry relationships, PHINIA has approximately 13,500 talented employees and over 40 locations in 21 countries and is headquartered in Auburn Hills, Michigan, USA. Our systems and solutions are designed to keep combustion engines operating at peak performance across a variety of applications: medium- and heavy-duty commercial vehicle (on-road vehicles used for commercial transport classified as class 4-8, 14,001 pounds or heavier), light commercial vehicle (on-road vehicles used for commercial transport classified as class 1-3, 14,000 pounds or lighter), light passenger vehicle (on-road vehicles used primarily for carrying passengers), and off-highway, industrial, and other (including construction and agricultural machinery, vocational vehicles, marine, industrial applications, power generation, and aerospace and defense). PHINIA’s service solutions include vehicle repair and replacement parts, offering both new and remanufactured products through the original equipment manufacturer dealer network and the independent aftermarket channel.

NOTE 1     BASIS OF PRESENTATION
The Company's Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements were condensed or omitted as permitted by such rules and regulations. In the opinion of management, all normal recurring adjustments necessary for a fair statement of results have been included. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The balance sheet as of December 31, 2025 was derived from the audited financial statements as of that date. Certain amounts for the prior periods presented were reclassified to conform to the current period presentation.
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

In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements.” This guidance enables entities to apply hedge accounting to a greater number of highly effective economic hedges in “Similar Risk Assessment for Cash Flow Hedges, Hedging Forecasted Interest Payments on Choose-Your-Rate Debt Instruments, Cash Flow Hedges of Nonfinancial Forecasted Transactions and Net Written Options as Hedging Instruments.” This guidance is effective for annual reporting periods beginning after December 15, 2026. The ASU will not have a material impact on the financial statements of the Company.

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

In December 2025, the FASB issued ASU 2025-12, “Codification Improvements.” This guidance updates a broad range of topics arising from technical corrections, unintended Codification application, clarifications and other minor improvements. This guidance is effective for annual reporting periods beginning after December 15, 2026. The ASU will not have a material impact on the financial statements of the Company.

In May 2026, the FASB issued ASU 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818).” This guidance establishes recognition, measurement, presentation, and disclosure requirements for environmental credits and regulatory compliance obligations that may be settled using environmental credits. This guidance is effective for annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of this ASU on its financial statements.

NOTE 2     ACQUISITIONS
stoba Group
On June 30, 2026, PHINIA announced that it entered into a definitive agreement to acquire the stoba Group, a global technology partner specialized in high-precision components, systems, and customized manufacturing solutions. The transaction closed on October 1, 2026. The Company financed the $136 million purchase price with cash on hand, including proceeds from borrowings under the Revolving Facility (as defined in Note 13. “Notes Payable And Debt”) that had been drawn and remained outstanding as of September 30, 2026.

Swedish Electromagnet Invest AB
On August 1, 2025, the Company acquired 100% of Swedish Electromagnet Invest AB (SEM) for $46 million, comprised of $14 million of cash consideration and $32 million cash used to extinguish debt assumed through the acquisition (the SEM Acquisition). During the nine months ended September 30, 2026, the Company recorded a measurement period adjustment which reduced the purchase consideration associated with the SEM Acquisition by $1 million as a result of the resolution of certain acquisition-related matters. The adjustment resulted in a corresponding decrease to goodwill. SEM is part of the Power Systems segment, and is a provider of advanced natural gas, hydrogen and other alternative fuel ignition systems, injector stators and linear position sensors.
The SEM Acquisition was accounted for as a business combination. The Company finalized the evaluation for the fair value of all the assets acquired and liabilities assumed with SEM during the third quarter of 2026.
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the date of acquisition:

(in millions)	Initial Purchase Price Allocation
Total purchase consideration(1)	$14

ASSETS
Cash and cash equivalents	$6
Property, plant and equipment, net	5
Other intangible assets, net	27
Other assets	26
Total assets acquired	$64

LIABILITIES
Long-term debt	$33
Other liabilities	20
Total liabilities assumed	$53

Net assets acquired	$11
Goodwill(2)	$3
____________

[1] Total purchase consideration excludes cash paid of $32 million used to extinguish debt assumed through the SEM Acquisition. [2] Goodwill is not deductible for tax purposes.

The valuation of intangible assets consisted of the following assets subject to amortization (in millions, except weighted-average useful life):

	Fair Value	Weighted-Average Useful Life	Valuation Methodology	Key Assumptions
Customer relationships	$18	12 years	Multi-period excess earnings	Discount rate, customer attrition rate
Patented and unpatented technology	9	6 years	Relief-from-royalty	Royalty rate, discount rate, obsolescence factor
The purchase price, net of cash acquired, was allocated based on the fair value of the assets acquired and liabilities assumed at the date of acquisition with the excess purchase price recorded as goodwill, all of which was allocated to the Power Systems segment. The goodwill is primarily the result of expected synergies as well as enhancing the Company’s product portfolio and strategy, enabling the Company to explore adjacent market opportunities to increase Power Systems sales globally. Amortization expense of purchased intangible assets is primarily recognized on a straight-line basis.
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
In limited instances, certain customers have provided payments in advance of receiving related products, typically at the onset of an arrangement prior to the beginning of production. As of September 30, 2026, the balance of contract liabilities was $21 million, of which $8 million was reflected in Other current liabilities and $13 million was reflected in Other non-current liabilities. As of December 31, 2025, the balance of contract liabilities was $17 million, of which $7 million was reflected in Other current liabilities and $10 million was reflected as Other non-current liabilities. These amounts are reflected as revenue over the term of the arrangement (typically three to seven years) as the underlying products are shipped and represent the Company’s remaining performance obligations as of the end of the period.
The following table represents a disaggregation of revenue from contracts with customers by reportable segment and region for the three and nine months ended September 30, 2026 and 2025. Refer to Note 21, “Reportable Segments and Related Information” to the Condensed Consolidated Financial Statements, for more information.

	Three Months Ended September 30, 2026
(in millions)	Power Systems	Aftermarket Solutions	Total
Americas	$197	$196	$393
Europe	239	134	373
Asia	125	21	146
Total	$561	$351	$912

	Three Months Ended September 30, 2025
(in millions)	Power Systems	Aftermarket Solutions	Total
Americas	$195	$187	$382
Europe	235	132	367
Asia	141	18	159
Total	$571	$337	$908

	Nine Months Ended September 30, 2026
(in millions)	Power Systems	Aftermarket Solutions	Total
Americas	$586	$583	$1,169
Europe	734	391	1,125
Asia	374	62	436
Total	$1,694	$1,036	$2,730

	Nine Months Ended September 30, 2025
(in millions)	Power Systems	Aftermarket Solutions	Total
Americas	$556	$551	$1,107
Europe	679	372	1,051
Asia	382	54	436
Total	$1,617	$977	$2,594

NOTE 4     RESTRUCTURING
The Company’s restructuring activities are undertaken as necessary to execute the Company’s strategy and streamline operations, consolidate and take advantage of available capacity and resources, and ultimately achieve net cost reductions. During the nine months ended September 30, 2026, the Company continued to implement actions as part of a strategic effort to align its legacy infrastructure with current business needs and reduce costs in response to ongoing industry headwinds. Beginning in 2025 and continuing through 2027, the Company anticipates incurring an aggregate of approximately $45 million in restructuring charges under these initiatives, with estimated annual savings of $35 million once fully implemented. As of September 30, 2026, the Company has recognized $25 million of restructuring expense related to these initiatives.

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
The following table displays a roll forward of the restructuring liability recorded within the Company’s Condensed Consolidated Balance Sheets and the related cash flow activity:

(in millions)	Employee termination benefits	Other	Total
Balance at January 1, 2026	$5	$1	$6
Restructuring expense, net	5	11	16
Cash payments	(6)	(11)	(17)
Balance at September 30, 2026	4	1	5
Less: Non-current restructuring liability	1	—	1
Current restructuring liability at September 30, 2026	$3	$1	$4

(in millions)	Employee termination benefits	Other	Total
Balance at January 1, 2025	$5	$1	$6
Restructuring expense, net	8	3	11
Cash payments	(10)	(3)	(13)
Foreign currency translation adjustment and other	1	—	1
Balance at September 30, 2025	4	1	5
Less: Non-current restructuring liability	1	—	1
Current restructuring liability at September 30, 2025	$3	$1	$4
During the nine months ended September 30, 2026 and 2025, the Company recorded $16 million and $11 million, respectively, of restructuring costs for individually approved restructuring actions that primarily related to aligning its legacy infrastructure with current business needs and reductions in headcount in the Power Systems segment.
During the three months ended September 30, 2026 and 2025, the Company recorded $5 million and $4 million, respectively, of restructuring costs for individually approved restructuring actions that primarily related to aligning its legacy infrastructure with current business needs and reductions in headcount in the Power Systems segment.
Estimates of restructuring expense are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, the Company may record revisions of previous estimates by adjusting previously established accruals.
The Company will recognize restructuring expense associated with any future actions at the time such actions are approved and become probable or are incurred. Any future actions could result in significant restructuring expense and cash payments.
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

The following table presents the Company’s gross and net costs on R&D activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Gross R&D costs	$48	$44	$145	$136
Customer reimbursements	(23)	(24)	(58)	(58)
Net R&D costs	$25	$20	$87	$78
Net R&D costs as a percentage of net sales were 2.7% and 3.2% for the three and nine months ended September 30, 2026, respectively. Net R&D costs as a percentage of net sales were 2.2% and 3.0% for the three and nine months ended September 30, 2025, respectively.
NOTE 6     OTHER OPERATING EXPENSE, NET
Items included in Other operating expense, net consist of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Merger and acquisition expense	$2	$4	$5	$9
Separation-related costs	2	53	3	43
Losses (gains) for other one-time events	1	(2)	1	(2)
Other operating (income) expense, net	(1)	2	(4)	(1)
Other operating expense, net	$4	$57	$5	$49
Separation-related costs: The Company classifies certain expenses and benefits related to the legal and structural separation of the former Fuel Systems and Aftermarket businesses from BorgWarner Inc. (the Former Parent) on July 3, 2023 (the Spin-Off) as separation-related costs. These costs and adjustments include professional fees and other costs associated with the separation of the Company, including the adjustment of certain historical liabilities allocated to the Company in connection with the Spin-Off, and indemnities related to tax matters between the Company and the Former Parent. In the three months ended September 30, 2025, the Company recognized a $39 million loss in connection with the settlement of separation-related claims with the Former Parent.

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

The Company’s effective tax rate for the three months ended September 30, 2026 and 2025 was 4% and 32%, respectively. The effective tax rate for the three months ended September 30, 2026 decreased as compared to the prior year due to favorable provision to return adjustments for tax returns filed in the period and a reduction in U.S. tax on foreign earnings.

The Company’s effective tax rate for the nine months ended September 30, 2026 and 2025 was 26% and 41%, respectively. The effective tax rate for the nine months ended September 30, 2026 decreased as compared to the nine months ended September 30, 2025 due to favorable provision to return adjustments for tax returns filed in the period, a reduction in U.S. tax on foreign earnings and the recognition of an uncertain tax position recorded discretely in the nine month period ended September 30, 2025 that did not recur in the nine month period ended September 30, 2026.

The annual effective tax rates differ from the U.S. statutory rate primarily due to foreign tax rates that vary from those in the U.S., U.S. taxes on foreign earnings, and permanent differences between book and tax treatment for certain items including enhanced deduction of R&D expenses in certain jurisdictions.

The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which the Company operates have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. For the nine months ended September 30, 2026 the Company has provisionally calculated additional top-up tax under the Pillar 2 Framework in certain jurisdictions where the effective tax rate fell below the minimum threshold of 15%. This amount is not material to the total income tax provision for the Company.

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

NOTE 8     RECEIVABLES, NET
The table below provides details of Receivables, net as of September 30, 2026 and December 31, 2025:

(in millions)	September 30, 2026	December 31, 2025
Receivables, net:
Customers	$718	$621
Indirect taxes	72	90
Due from Former Parent	33	51
Other	85	49
Gross receivables	908	811
Allowance for credit losses	(6)	(7)
Total receivables, net	$902	$804
NOTE 9     INVENTORIES
A summary of Inventories is presented below:

(in millions)	September 30, 2026	December 31, 2025
Raw material and supplies	$263	$238
Work-in-progress	42	47
Finished goods	180	188
Inventories	$485	$473

NOTE 10     OTHER CURRENT AND NON-CURRENT ASSETS

(in millions)	September 30, 2026	December 31, 2025
Prepayments and other current assets:
Prepaid taxes	$60	$35
Prepaid engineering	23	27
Prepaid customer tooling	17	23
Prepaid software	13	12
Customer return assets	9	9
Prepaid insurance	6	4
Derivative instruments	4	5
Other	18	11
Total prepayments and other current assets	$150	$126

Investments and long-term receivables:
Long-term receivables	$68	$63
Investment in equity affiliates	64	60
Due from Former Parent	20	17
Investment in equity securities	4	5
Total investments and long-term receivables	$156	$145

Other non-current assets:
Deferred income taxes	$65	$61
Operating leases	40	48
Other	13	8
Customer incentive payments	10	10
Total other non-current assets	$128	$127

NOTE 11     GOODWILL AND OTHER INTANGIBLES
During the fourth quarter of each year, the Company assesses its goodwill and indefinite-lived intangibles assigned to each of its reporting units for impairment by either performing a qualitative assessment or a quantitative analysis. No events or circumstances were noted in the first nine months of 2026 requiring additional assessment or testing.

A summary of the components in the carrying amount of goodwill as of September 30, 2026 and December 31, 2025 is as follows:

(in millions)	Power Systems	Aftermarket Solutions	Total
Gross goodwill balance, December 31, 2025	$71	$551	$622
Accumulated impairment losses	—	(113)	(113)
Net goodwill balance, December 31, 2025	$71	$438	$509
Goodwill during the period:
Measurement period adjustments	(1)	—	(1)
Translation adjustment	(1)	3	2
Net goodwill balance, September 30, 2026	$69	$441	$510
The Company’s other intangible assets from acquisitions consist of the following:

		September 30, 2026			December 31, 2025
(in millions)	Estimated useful lives (years)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortized intangible assets:
Patented and unpatented technology	6 - 15	$160	$74	$86	$164	$66	$98
Customer relationships	12 - 15	287	154	133	291	141	150
Total amortized intangible assets		447	228	219	455	207	248
Unamortized trade names		147	—	147	150	—	150
Total other intangible assets		$594	$228	$366	$605	$207	$398

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

The following table summarizes the activity in the product warranty accrual accounts:

(in millions)	2026	2025
Beginning balance, January 1	$74	$61
Provisions for current period sales	30	38
Adjustments of prior estimates	1	—
Acquisition	—	3
Payments	(30)	(33)
Other, primarily translation adjustment	(1)	3
Ending balance, September 30	$74	$72
The product warranty liability is classified in the Condensed Consolidated Balance Sheets as follows:

(in millions)	September 30, 2026	December 31, 2025
Other current liabilities	$38	$35
Other non-current liabilities	36	39
Total product warranty liability	$74	$74

NOTE 13     NOTES PAYABLE AND DEBT
As of September 30, 2026 and December 31, 2025, the Company had debt outstanding as follows:

(in millions)	September 30, 2026	December 31, 2025
Short-term debt
Short-term borrowings	$123	$2

Long-term debt
6.750% Senior notes due 04/15/2029 ($525 million par value)	521	519
6.625% Senior notes due 10/15/2032 ($450 million par value)	445	445
Finance leases	4	4
Total long-term debt	$970	$968
Less: current portion	1	1
Long-term debt, net of current portion	$969	$967
The Company’s long-term debt includes various covenants, none of which are expected to restrict future operations. The Company was in compliance with all covenants as of September 30, 2026.
As of September 30, 2026, the estimated fair values of the Company’s long-term debt totaled $967 million, which is $1 million higher than carrying value for the same period. As of December 31, 2025, the estimated fair value of the Company’s long-term debt totaled $1,011 million, which was $47 million higher than carrying value for the same period. Fair market values of the long-term debt are developed using observable values for similar debt instruments, which are considered Level 2 inputs as defined by Accounting Standards Codification (ASC) Topic 820. The carrying values of the Company’s other debt facilities approximate fair value. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.
The Company has a $500 million revolving credit facility (the Revolving Facility) which matures in July 2028. The Revolving Facility contains customary events of default and various financial covenants including debt to EBITDA and interest coverage ratio. The Company was in compliance with the financial covenants as of September 30, 2026. As of September 30, 2026, the Company had $123 million of outstanding borrowings under the Revolving Facility, and availability of $377 million.

NOTE 14     OTHER CURRENT AND NON-CURRENT LIABILITIES
Additional detail related to liabilities is presented in the table below:

(in millions)	September 30, 2026	December 31, 2025
Other current liabilities:
Customer related	$135	$118
Payroll and employee related	105	105
Product warranties (see Note 12)	38	35
Interest	31	15
Customer advances	28	—
Income taxes payable	25	18
Uncertain tax positions	18	18
Operating leases	17	19
Accrued freight	17	11
Refundable customer deposits	11	9
Supplier related	9	11
Deferred income	8	7
Other non-income taxes	7	7
Legal and professional fees	7	7
Deferred engineering	6	—
Other	54	54
Total other current liabilities	$516	$434

Other non-current liabilities:
Deferred income taxes	$52	$53
Product warranties (see Note 12)	36	39
Uncertain tax positions	28	25
Operating leases	24	31
Deferred income	21	18
Other	13	9
Total other non-current liabilities	$174	$175

NOTE 15    FINANCIAL INSTRUMENTS
The Company’s financial instruments may include long-term debt, interest rate and cross-currency swaps, commodity derivative contracts and foreign currency derivative contracts. All derivative contracts are placed with counterparties that have an S&P, or equivalent, investment grade credit rating at the time of the contracts’ placement. At September 30, 2026 and December 31, 2025, the Company had no derivative contracts that contained credit-risk-related contingent features.

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

As of September 30, 2026 and December 31, 2025, the U.S. Dollar equivalent notional values of outstanding currency derivative instruments used for foreign currency cash flow hedging were $79 million and $43 million, respectively. These amounts are primarily related to Euro denominated forward contracts at British Pound and Chinese Renminbi functional currency locations.

The Company recognized immaterial amounts of gains and losses in Accumulated other comprehensive loss (AOCI) related to derivative instruments designated as foreign currency cash flow hedges, as defined by ASC Topic 815, “Derivatives and Hedging”, during the three months ended September 30, 2026 and December 31, 2025. The Company also recognized an immaterial amount of gains and losses in Selling, general and administrative expenses in Net earnings for the three and nine months ended September 30, 2026. Balances in AOCI are reclassified to earnings when transactions related to the underlying risk are recognized. As of September 30, 2026 there was an immaterial derivative asset balance and a $1 million liability balance recorded in the Consolidated Balance Sheets as being payable to or receivable from counterparties under ASC Topic 815, “Derivatives and Hedging”. As of December 31, 2025, the amount of asset and liability balances related to foreign currency cash flow hedges were immaterial.

There were no gains or losses recorded in income related to components excluded from the assessment of effectiveness for derivative instruments designated as cash flow hedges for the periods presented.

The Company uses net investment hedges, as defined by ASC Topic 815, “Derivatives and Hedging” to mitigate the variability of the value of its investments in foreign currency denominated subsidiaries. During the three and nine months ended September 30, 2026 a gain of $1 million was recorded to AOCI. As of September 30, 2026, the notional value of the Company’s designated net investment hedge outstanding was less than $8 million.

The table below shows deferred gains (losses) reported in AOCI related to current and historical financial instruments designated as net investment hedges.

(in millions)	Deferred gain (loss) in AOCI at		Gain (loss) expected to be reclassified to income in one year or less
Contract Type	September 30, 2026	December 31, 2025
Foreign currency	$(5)	$(6)	$—
The gains and (losses) attributable to the financial instruments designated as a net investment hedge were recognized in other comprehensive income (loss) during the periods presented below.

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Net investment hedge	2026	2025	2026	2025
Foreign currency	$1	$2	$1	$5

The Company utilizes foreign currency derivatives not designated as hedging instruments to mitigate the variability of the remeasurement of monetary assets and liabilities denominated in currencies other than the operating units' functional currency. The Company entered into cross-currency swap instruments, resulting in a gain of $1 million for the three months ended September 30, 2026 and $4 million for the nine months ended September 30, 2026 which are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. At September 30, 2026, the cross-currency swap had a fair value of $4 million and is recorded in Prepayments and other current assets in the Condensed Consolidated Balance Sheets.

NOTE 16     RETIREMENT BENEFIT PLANS
The Company sponsors various defined contribution savings plans, primarily in the U.S., that allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan specified guidelines. The Company also has a number of defined benefit pension plans. Under specified conditions, the Company will make contributions to the plans and/or match a percentage of the employee contributions up to certain limits. The estimated contributions to the defined benefit pension plans for 2026 range from $15 million to $19 million, of which $9 million has been contributed through the first nine months of the year.
The components of net periodic benefit income recorded in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Service cost	$1	$1	$3	$3
Interest cost	11	12	34	35
Expected return on plan assets	(12)	(10)	(38)	(31)
Amortization of unrecognized gain	—	(1)	—	(1)
Net periodic benefit cost (income)	$—	$2	$(1)	$6
Service cost and the components of net periodic benefit cost other than the service cost component are included primarily in Cost of sales and Other postretirement (income) expense, net, respectively, in the Condensed Consolidated Statements of Operations.
NOTE 17     STOCKHOLDERS' EQUITY
The changes of the Stockholders’ Equity items during the three and nine months ended September 30, 2026 and 2025, are as follows:

(in millions)	Issued common stock	Additional paid-in-capital	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total equity
Balance, June 30, 2026	$1	$1,979	$(522)	$187	(104)	$1,541
Dividends declared ($0.30 per share)	—	—	—	(11)	—	(11)
Stock-based compensation expense	—	5	—	—	—	5
Purchase of treasury stock	—	—	(65)	—	—	(65)
Excise tax on purchase of treasury stock	—	—	(1)	—	—	(1)
Net issuance of executive stock plan	—	(4)	2	—	—	(2)
Net earnings	—	—	—	67	—	67
Other comprehensive loss	—	—	—	—	(9)	(9)
Balance, September 30, 2026	$1	$1,980	$(586)	$243	$(113)	$1,525

(in millions)	Issued common stock	Additional paid-in-capital	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total equity
Balance, June 30, 2025	$1	$1,974	$(367)	$95	$(76)	$1,627
Dividends declared ($0.27 per share)	—	—	—	(11)	—	(11)
Stock-based compensation expense	—	5	—	—	—	5
Purchase of treasury stock	—	—	(30)	—	—	(30)
Excise tax on purchase of treasury stock	—	—	(1)	—	—	(1)
Net issuance of executive stock plan	—	(4)	1	—	—	(3)
Net earnings	—	—	—	13	—	13
Other comprehensive loss	—	—	—	—	(14)	(14)
Balance, September 30, 2025	$1	$1,975	$(397)	$97	$(90)	$1,586

(in millions)	Issued common stock	Additional paid-in-capital	Treasury stock	Retained earnings	Accumulated other comprehensive loss	Total equity
Balance, December 31, 2025	$1	$1,978	$(426)	$132	$(98)	$1,587
Dividends declared ($0.90 per share)	—	—	—	(33)	—	(33)
Stock-based compensation expense	—	17	—	—	—	17
Purchase of treasury stock	—	—	(163)	—	—	(163)
Excise tax on purchase of treasury stock	—	—	(2)	—	—	(2)
Net issuance of executive stock plan	—	(15)	5	—	—	(10)
Net earnings	—	—	—	144	—	144
Other comprehensive loss	—	—	—	—	(15)	(15)
Balance, September 30, 2026	$1	$1,980	$(586)	$243	$(113)	$1,525

(in millions)	Issued common stock	Additional paid-in-capital	Treasury stock	Retained earnings	Accumulated other comprehensive (loss) income	Total equity
Balance, December 31, 2024	$1	$1,976	$(230)	$44	$(217)	$1,574
Dividends declared ($0.54 per share)	—	—	—	(32)	—	(32)
Stock-based compensation expense	—	13	—	—	—	13
Purchase of treasury stock	—	—	(170)	—	—	(170)
Excise tax on purchase of treasury stock	—	—	(2)	—	—	(2)
Net issuance of executive stock plan	—	(14)	5	—	—	(9)
Net earnings	—	—	—	85	—	85
Other comprehensive income	—	—	—	—	127	127
Balance, September 30, 2025	$1	$1,975	$(397)	$97	$(90)	$1,586

NOTE 18     ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarize the activity within Accumulated other comprehensive loss during the three and nine months ended September 30, 2026 and 2025:

(in millions)	Foreign currency translation adjustments	Defined benefit pension plans	Hedge instruments	Total
Beginning balance, June 30, 2026	$(65)	$(39)	$—	$(104)
Comprehensive loss before reclassifications	(8)	(2)	—	(10)
Reclassification from accumulated other comprehensive loss	—	1	—	1
Ending Balance, September 30, 2026	$(73)	$(40)	$—	$(113)

(in millions)	Foreign currency translation adjustments	Defined benefit pension plans	Hedge instruments	Total
Beginning balance, June 30, 2025	$(50)	$(27)	$1	$(76)
Comprehensive (loss) income before reclassifications	(15)	1	—	(14)
Ending Balance, September 30, 2025	$(65)	$(26)	$1	$(90)

(in millions)	Foreign currency translation adjustments	Defined benefit pension plans	Hedge instruments	Total
Beginning Balance, December 31, 2025	$(58)	$(40)	$—	$(98)
Comprehensive loss before reclassifications	(15)	(1)	—	(16)
Reclassification from accumulated other comprehensive loss	—	1	—	1
Ending Balance, September 30, 2026	$(73)	$(40)	$—	$(113)

(in millions)	Foreign currency translation adjustments	Defined benefit pension plans	Hedge instruments	Total
Beginning Balance, December 31, 2024	$(193)	$(24)	$—	$(217)
Comprehensive income (loss) before reclassifications	128	(2)	1	127
Income taxes associated with comprehensive loss	—	(1)	—	(1)
Reclassification from accumulated other comprehensive loss	—	1	—	1
Ending Balance, September 30, 2025	$(65)	$(26)	$1	$(90)

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

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Basic earnings per share:
Net earnings	$67	$13	$144	$85
Weighted average shares of common stock outstanding	36.3	38.7	37.1	39.6
Basic earnings per share of common stock	$1.84	$0.34	$3.89	$2.15

Diluted earnings per share:
Net earnings	$67	$13	$144	$85
Weighted average shares of common stock outstanding	36.3	38.7	37.1	39.6
Effect of stock-based compensation	0.8	0.9	0.9	0.8
Weighted average shares of common stock outstanding including dilutive shares	37.1	39.6	38.0	40.4
Diluted earnings per share of common stock	$1.80	$0.33	$3.79	$2.10

Anti-dilutive stock-based awards excluded from the calculation of diluted earnings per share	0.1	—	0.1	—

NOTE 21    REPORTABLE SEGMENTS AND RELATED INFORMATION
The Company’s business is comprised of two reportable segments, which are further described below. These segments are strategic business groups, which are managed separately as each represents a specific grouping of related automotive components and systems.
Effective September 1, 2026, to reflect the Company’s strategic priorities, the Company’s Fuel Systems reportable segment has been renamed Power Systems, and the Company’s Aftermarket reportable segment has been renamed Aftermarket Solutions. The reporting segment disclosures have been updated accordingly.
In the fourth quarter of 2025, the Company made a strategic decision to shift a significant portion of the original equipment service (OES) business, previously reported in its Aftermarket Solutions segment, to the Power Systems segment, as distribution will now be handled by the Power Systems locations that manufacture the products. This is expected to streamline the sales structure to external customers while also reducing administrative efforts. The reporting segment disclosures have been updated accordingly which included recasting prior period information for the new reporting structure.
•Power Systems. This segment provides advanced fuel injection systems, fuel delivery modules, canisters, sensors, fuel ignition systems, injector stators, linear position sensors, precision machined components, electronic control modules and associated software. Our highly engineered fuel injection systems portfolio includes pumps, injectors, fuel rail assemblies, engine control modules, and complete systems, including software and calibration services, that reduce emissions and improve fuel economy for traditional and hybrid applications.
•Aftermarket Solutions. Through this segment, the Company sells products to independent aftermarket solutions customers. Its product portfolio includes a wide range of products as well as maintenance, test equipment and vehicle diagnostics solutions. Additionally, it offers a diverse portfolio of original equipment service solutions and remanufactured products. The Aftermarket Solutions segment also includes sales of starters and alternators to OEM and OES customers.
Segment Adjusted Operating Income (AOI) is the measure of segment income or loss used by the Company. Segment AOI is comprised of segment operating income adjusted for restructuring, separation-related costs, merger and acquisition costs, acquisition-related intangible asset amortization expense, impairment charges, other net expenses and other items not reflective of ongoing operating income or loss. The Company believes Segment AOI is most reflective of the operational profitability or loss of its reportable segments. Segment AOI excludes certain corporate costs, which primarily represent corporate expenses not directly attributable to the individual segments.
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
The following tables show segment revenues and significant expenses for the Company’s reportable segments:

	Three Months Ended September 30, 2026
	Power Systems	Aftermarket Solutions	Inter-segment Eliminations	Consolidated
(in millions)
Net sales to external customers	$561	$351	$—	$912
Inter-segment eliminations	$38	$—	$(38)	$—
Net Sales	$599	$351	$(38)	$912
Less:
Cost of sales	492	254
Selling, general and administrative expenses (excluding Net R&D costs shown separately below)[1]	18	34
Net R&D costs	22	3
Other segment items[2]	(1)	—
Segment AOI	$68	$60

	Three Months Ended September 30, 2025
	Power Systems	Aftermarket Solutions	Inter-segment Eliminations	Consolidated
(in millions)
Net sales to external customers	$571	$337	$—	$908
Inter-segment eliminations	$39	$—	$(39)	$—
Net Sales	$610	$337	$(39)	$908
Less:
Cost of sales	501	246
Selling, general and administrative expenses (excluding Net R&D costs shown separately below)[1]	18	34
Net R&D costs	18	2
Other segment items[2]	(3)	4
Segment AOI	$76	$51

	Nine Months Ended September 30, 2026
	Power Systems	Aftermarket Solutions	Inter-segment Eliminations	Consolidated
(in millions)
Net sales to external customers	$1,694	$1,036	$—	$2,730
Inter-segment eliminations	$97	$—	$(97)	$—
Net Sales	$1,791	$1,036	$(97)	$2,730
Less:
Cost of sales	1,478	741
Selling, general and administrative expenses (excluding Net R&D costs shown separately below)[1]	59	107
Net R&D costs	78	9
Other segment items[2]	(7)	2
Segment AOI	$183	$177

	Nine Months Ended September 30, 2025
	Power Systems	Aftermarket Solutions	Inter-segment Eliminations	Consolidated
(in millions)
Net sales to external customers	$1,617	$977	$—	$2,594
Inter-segment eliminations	$114	$—	$(114)	$—
Net Sales	$1,731	$977	$(114)	$2,594
Less:
Cost of sales	1,432	707
Selling, general and administrative expenses (excluding Net R&D costs shown separately below)[1]	50	97
Net R&D costs	70	8
Other segment items[2]	(5)	6
Segment AOI	$184	$159
____________

[1] Excludes acquisition-related intangibles amortization. [2] Other segment items include inter-segment fees and other income.

The following table shows a reconciliation of Segment AOI to Earnings before income taxes for the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Power Systems	$68	$76	$183	$184
Aftermarket Solutions	60	51	177	159
Segment AOI	128	127	360	343

Corporate, including stock-based compensation	26	26	78	75
Amortization of acquisition-related intangibles	8	8	24	22
Restructuring expense	5	4	16	11
Merger and acquisition expense	2	4	5	9
Separation-related costs	2	53	3	43
Losses (gains) for other one-time events	1	(2)	1	(2)
Interest income	(2)	(3)	(6)	(11)
Interest expense	21	20	62	60
Equity in affiliates’ earnings, net of tax	(4)	(3)	(13)	(11)
Other postretirement (income) expense, net	(1)	1	(4)	3
Earnings before income taxes	$70	$19	$194	$144
Segment Information
Segment information as of September 30, 2026 and December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025 is presented in the tables below:

Assets
(in millions)	September 30, 2026	December 31, 2025
Power Systems	$2,055	$2,088
Aftermarket Solutions	1,413	1,351
Total	3,468	3,439
Corporate[1]	491	378
Consolidated	$3,959	$3,817
_______________

[1] Corporate assets include cash and cash equivalents, investments and long-term receivables, and deferred income taxes.

Depreciation and amortization	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Power Systems	$35	$34	$103	$96
Aftermarket Solutions	6	6	18	19
Total	41	40	121	115
Corporate	—	—	1	1
Consolidated	$41	$40	$122	$116

Long-lived asset expenditures[1]	Nine Months Ended September 30,
(in millions)	2026	2025
Power Systems	$63	$85
Aftermarket Solutions	6	7
Total	69	92
Corporate	2	3
Consolidated	$71	$95
_______________

[1] Long-lived asset expenditures include capital expenditures and tooling outlays.

NOTE 22    OPERATING CASH FLOW AND OTHER SUPPLEMENTAL FINANCIAL INFORMATION

	Nine Months Ended September 30,
(in millions)	2026	2025
OPERATING
Net earnings	$144	$85
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and tooling amortization	98	94
Intangible asset amortization	24	22
Restructuring expense, net of cash paid	2	1
Stock-based compensation expense	17	13
Deferred income tax provision	(4)	(2)
Other non-cash adjustments, net	(14)	35
Changes in assets and liabilities, excluding foreign currency translation adjustments:
Receivables	(74)	(25)
Inventories	(15)	(44)
Prepayments and other current assets	—	(10)
Accounts payable and other current liabilities	67	87
Prepaid taxes and income taxes payable	(20)	(31)
Other assets and liabilities	15	(5)
Retirement benefit plan contributions	(9)	(4)
Net cash provided by operating activities	$231	$216

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for:
Interest, net	$33	$27
Income taxes, net of refunds	$58	$55

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
PHINIA is a diversified industrial supplier and global leader in the development of fuel systems, electrical systems, and aftermarket solutions, with a strong portfolio of trusted brands that includes DELPHI®, DELCO REMY®, HARTRIDGE™ and stoba®. With over 100 years of manufacturing expertise and industry relationships, PHINIA has approximately 13,500 talented employees and over 40 locations in 21 countries and is headquartered in Auburn Hills, Michigan, USA. Our systems and solutions are designed to keep combustion engines operating at peak performance across a variety of applications: medium- and heavy-duty commercial vehicle (on-road vehicles used for commercial transport classified as class 4-8, 14,001 pounds or heavier), light commercial vehicle (on-road vehicles used for commercial transport classified as class 1-3, 14,000 pounds or lighter), light passenger vehicle (on-road vehicles used primarily for carrying passengers), and off-highway, industrial, and other (including construction and agricultural machinery, vocational vehicles, marine, industrial applications, power generation, and aerospace and defense). PHINIA’s service solutions include vehicle repair and replacement parts, offering both new and remanufactured products through the original equipment manufacturer dealer network and the independent aftermarket channel.

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

Trade Policy and Tariffs

As of September 30, 2026, we expect to receive tariff reimbursements from the federal government related to the International Emergency Economic Powers Act (IEEPA) and tariff rulings from the United States Supreme Court and the Court of International Trade. Although we have started to receive reimbursements for certain claims, the ultimate timing of collection is uncertain and subject to changes in trade policy. The tariff environment remains highly dynamic, and the specific tariffs applicable to goods imported continue to evolve, including with respect to the U.S.-Mexico-Canada Agreement, which is currently under trilateral review.

Outlook
We expect improved earnings and cash generation in 2026 as compared to 2025, as we expect foreign currency, operational efficiencies, and share gains to more than offset a softening original equipment (OE) market. Continued economic and geopolitical uncertainty is expected to continue to impact light vehicle (LV) volumes, which are expected to decline by mid-single digit percentages in our key markets. Commercial vehicle (CV) volumes are now expected to increase by low-single digit percentages in our key markets. Assuming constant foreign exchange rates and excluding sales from acquisitions, we expect a modest increase in sales. Additionally, we expect to continue to be impacted by other macroeconomic challenges in the fourth quarter of 2026, which may include but are not limited to elevated inflation, supply chain constraints, market volatility, higher tariffs (particularly in Mexico and China), evolving trade restrictions, government shutdowns, geopolitical tensions, and changes in international trade relations.
Despite the near-term uncertainties, the Company maintains a positive long-term outlook for its global business and is committed to new product development and strategic investments to support its product leadership and growth strategies. There are several trends that are driving the Company’s long-term growth that management expects to continue, including expansion in the CV market, growth in overall vehicle parc that supports aftermarket solutions demand, increased consumer interest in hybrid and plug-in hybrid electric vehicles, adoption of additional product offerings enabling lower-carbon fuel solutions for combustion vehicles, and continued expansion in the aerospace and defense industry. In addition, we believe we are well positioned to continue to expand our differentiated offerings and capabilities across electronics, software and complete systems.
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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2026 vs. Three Months Ended September 30, 2025
The following table presents a summary of the Company’s operating results:

	Three Months Ended September 30,
(in millions)	2026		2025
Net sales		% of net sales		% of net sales
Power Systems	$599	65.7%	$610	67.2%
Aftermarket Solutions	351	38.5%	337	37.1%
Inter-segment eliminations	(38)	(4.2)%	(39)	(4.3)%
Total net sales	912	100.0%	908	100.0%
Cost of sales	708	77.6%	708	78.0%
Gross profit	204	22.4%	200	22.0%
Selling, general and administrative expenses	111	12.2%	105	11.6%
Restructuring expense	5	0.5%	4	0.4%
Other operating expense, net	4	0.5%	57	6.3%
Operating income	84	9.2%	34	3.7%
Equity in affiliates’ earnings, net of tax	(4)	(0.4)%	(3)	(0.3)%
Interest income	(2)	(0.2)%	(3)	(0.3)%
Interest expense	21	2.3%	20	2.2%
Other postretirement (income) expense, net	(1)	(0.2)%	1	0.1%
Earnings before income taxes	70	7.7%	19	2.0%
Provision for income taxes	3	0.4%	6	0.7%
Net earnings	$67	7.3%	$13	1.3%

Net sales and Cost of sales
Net sales for the three months ended September 30, 2026 totaled $912 million, an increase of $4 million, or 0.4%, compared to the three months ended September 30, 2025. Cost of sales and cost of sales as a percentage of net sales were $708 million and 78% during both the three months ended September 30, 2026 and 2025 . The change in net sales, cost of sales, and gross profit for the three months ended September 30, 2026 was primarily driven by the impacts below.

(in millions)	Net Sales	Cost of Sales	Gross Profit
Three Months Ended September 30, 2025	$908	$708	$200
Volume and mix	31	19	12
Customer pricing	(10)	—	(10)
Supplier costs	—	(13)	13
Tariff cost and recovery[1]	(21)	(24)	3
Employee costs	—	10	(10)
Foreign currency and other	4	8	(4)
Three Months Ended September 30, 2026	$912	$708	$204
______________

[1] Cost of sales in the three months ended September 30, 2026 included a benefit related to one-time tariff refunds, while net sales included a reduction related to estimated amounts to be returned to customers and the reversal of amounts previously expected to be recovered from customers related to these amounts.

Selling, general and administrative expenses (SG&A)
SG&A for the three months ended September 30, 2026 was $111 million as compared to $105 million for the three months ended September 30, 2025. SG&A as a percentage of net sales was 12% for the three months ended September 30, 2026 and 2025. SG&A expenses increased period-over-period, primarily attributable to timing of R&D costs.

	Three Months Ended September 30,
(in millions)	2026	2025	Change ($)
Employee costs	$42	$43	$(1)
Research & development	25	20	5
Amortization of acquisition-related intangibles	8	8	—
Information technology	4	3	1
Other	32	31	1
Selling, general and administrative expenses	$111	$105	$6

Restructuring expense
Restructuring expense was $5 million and $4 million for the three months ended September 30, 2026 and 2025, respectively. See Note 4, “Restructuring”, for further discussion.
Other operating expense, net
Other operating expense, net was $4 million and $57 million for the three months ended September 30, 2026 and 2025, respectively. The change in other operating expense, net was primarily driven by a decrease in separation-related costs due to the Company recognizing a $39 million loss in connection with the settlement of separation-related claims with the Former Parent in the prior period. Other operating expense, net was comprised of the following:

	Three Months Ended September 30,
(in millions)	2026	2025	Change ($)
Merger and acquisition expense	$2	$4	$(2)
Separation-related costs	2	53	(51)
Losses (gains) for other one-time events	1	(2)	3
Other operating (income) expense, net	(1)	2	(3)
Other operating expense, net	$4	$57	$(53)
Equity in affiliates’ earnings, net of tax
Equity in affiliates’ earnings, net of tax was $4 million and $3 million in the three months ended September 30, 2026 and 2025, respectively. This line item is driven by the results of the Company’s unconsolidated joint venture.
Interest income
Interest income was $2 million and $3 million in the three months ended September 30, 2026 and 2025, respectively. The interest income is primarily related to interest earned on funds held in money market, local overnight deposits, and short term investments.
Interest expense
Interest expense was $21 million and $20 million in the three months ended September 30, 2026 and 2025, respectively.
Provision for income taxes
Provision for income taxes was $3 million for the three months ended September 30, 2026, resulting in an effective tax rate of 4%. This is compared to $6 million, or 32%, for the three months ended September 30, 2025. The effective tax rate for the three months ended September 30, 2026 decreased as compared to the prior year due to favorable provision to return adjustments for tax returns filed in the period and a reduction in U.S. tax on foreign earnings.
For further details, see Note 7, “Income Taxes,” to the Condensed Consolidated Financial Statements for the three months ended September 30, 2026 and 2025.

Net earnings per diluted share and adjusted net earnings per diluted share
The Company’s net earnings per diluted share was $1.80 and $0.33 for the three months ended September 30, 2026 and 2025, respectively. The Company’s adjusted net earnings per diluted share was $1.83 and $1.59 for the three months ended September 30, 2026 and 2025, respectively. The Company defines adjusted net earnings per diluted share, a non-GAAP measure, as net earnings per diluted share adjusted to exclude: (i) the impact of restructuring expense, separation-related costs, merger and acquisition costs, impairment charges and other gains, losses and tax effects and adjustments not reflective of the Company’s ongoing operations; and (ii) acquisition-related intangibles amortization expense because it pertains to non-cash expenses that the Company does not use to evaluate core operating performance. Management believes that adjusted net earnings per diluted share is useful to investors in assessing the Company’s ongoing financial performance, as it provides improved comparability between periods through the exclusion of certain items that management believes are not indicative of the Company’s core operating performance.
The following table provides a reconciliation of net earnings per diluted share to adjusted net earnings per diluted share:

	Three Months Ended September 30,
	2026	2025
Net earnings per diluted share	$1.80	$0.33
Amortization of acquisition-related intangibles	0.22	0.20
Restructuring expense	0.13	0.10
Merger and acquisition expense	0.05	0.10
Separation-related benefits	0.05	1.34
Losses (gains) for other one-time events	0.03	(0.05)
Tax effects and adjustments	(0.45)	(0.43)
Adjusted net earnings per diluted share	$1.83	$1.59
Results by Reportable Segment for the three months ended September 30, 2026 and 2025
The Company’s business is comprised of two reportable segments: Power Systems and Aftermarket Solutions.
In the fourth quarter of 2025, the Company made a strategic decision to shift a significant portion of the OES business, previously reported in its Aftermarket Solutions segment, to the Power Systems segment, as distribution will now be handled by the Power Systems locations that manufacture the products. This is expected to streamline the sales structure to external customers while also reducing administrative efforts. The reporting segment disclosures have been updated accordingly which included recasting prior period information for the new reporting structure.
Segment AOI is the measure of segment income or loss used by the Company. Segment AOI is comprised of segment operating income adjusted for restructuring, separation-related costs, merger and acquisition costs, acquisition-related intangible asset amortization expense, impairment charges and other items not reflective of ongoing operating income or loss. The Company believes Segment AOI is most reflective of the operational profitability or loss of its reportable segments.
Segment AOI excludes certain corporate costs, which primarily represent corporate expenses not directly attributable to the individual segments. Corporate expenses not allocated to Segment AOI were $26 million for each of the three months ended September 30, 2026 and 2025.
Refer to Note 21, “Reportable Segments and Related Information” to the Condensed Consolidated Financial Statements, for more information.

The following table presents Net sales and Segment AOI for the Company’s reportable segments:

	Three Months Ended September 30,
	2026			2025
(in millions)	Net Sales to Customers	Segment AOI	% Margin	Net Sales to Customers	Segment AOI	% Margin
Power Systems	$561	$68	12.1%	$571	$76	13.3%
Aftermarket Solutions	351	60	17.1%	337	51	15.1%
Totals	$912	$128		$908	$127
The following table presents the year-over-year change in net sales and Segment AOI for the Company’s reportable segments for the three months ended:

	Power Systems			Aftermarket Solutions
(in millions)	Net sales	Segment AOI	% Margin	Net sales	Segment AOI	% Margin
September 30, 2025	$571	$76	13.3%	$337	$51	15.1%
Core business drivers	(5)	(6)	(1.0)%	26	9	1.4%
Tariff cost and recovery	(10)	2	0.6%	(11)	1	0.8%
Foreign currency, SG&A and all other	5	(4)	(0.8)%	(1)	(1)	(0.2)%
September 30, 2026	$561	$68	12.1%	$351	$60	17.1%

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2026 vs. Nine Months Ended September 30, 2025
The following table presents a summary of the Company’s operating results:

	Nine Months Ended September 30,
(in millions)	2026		2025
Net sales		% of net sales		% of net sales
Power Systems	$1,791	65.6%	$1,731	66.7%
Aftermarket Solutions	1,036	37.9%	977	37.7%
Inter-segment eliminations	(97)	(3.5)%	(114)	(4.4)%
Total net sales	2,730	100.0%	2,594	100.0%
Cost of sales	2,122	77.7%	2,025	78.1%
Gross profit	608	22.3%	569	21.9%
Selling, general and administrative expenses	354	13.0%	324	12.5%
Restructuring expense	16	0.6%	11	0.4%
Other operating expense, net	5	0.2%	49	1.9%
Operating income	233	8.5%	185	7.1%
Equity in affiliates’ earnings, net of tax	(13)	(0.5)%	(11)	(0.4)%
Interest income	(6)	(0.2)%	(11)	(0.4)%
Interest expense	62	2.3%	60	2.3%
Other postretirement (income) expense, net	(4)	(0.2)%	3	0.1%
Earnings before income taxes	194	7.1%	144	5.5%
Provision for income taxes	50	1.8%	59	2.3%
Net earnings	$144	5.3%	$85	3.2%

Net sales and Cost of sales
Net sales for the nine months ended September 30, 2026 totaled $2,730 million, an increase of $136 million, or 5%, compared to the nine months ended September 30, 2025. Cost of sales and cost of sales as a percentage of net sales were $2,122 million and 78%, respectively, during the nine months ended September 30, 2026, compared to $2,025 million and 78%, respectively, during the nine months ended September 30, 2025. The change in net sales and cost of sales for the nine months ended September 30, 2026 was primarily driven by the impacts below.

(in millions)	Net Sales	Cost of Sales	Gross Profit
Nine Months Ended September 30, 2025	$2,594	$2,025	$569
Volume and mix	63	55	8
Customer pricing	(7)	—	(7)
Supplier costs	—	(25)	25
Tariff cost and recovery[1]	(16)	(33)	17
Employee costs	—	25	(25)
SEM acquisition	32	24	8
Foreign currency and other	64	51	13
Nine Months Ended September 30, 2026	$2,730	$2,122	$608
___________

[1] Cost of sales in the nine months ended September 30, 2026 included a benefit related to one-time tariff refunds, while net sales included a reduction related to estimated amounts to be returned to customers and the reversal of amounts previously expected to be recovered from customers related to these amounts.

Selling, general and administrative expenses (SG&A)
SG&A for the nine months ended September 30, 2026 was $354 million as compared to $324 million for the nine months ended September 30, 2025. SG&A as a percentage of net sales was 13% for the nine months ended September 30, 2026 and 2025. SG&A expenses increased period-over-period, primarily attributable to increased employee costs which includes stock-based compensation, timing of R&D costs, and foreign currency exchange impacts.

	Nine Months Ended September 30, 2026
(in millions)	2026	2025	Change ($)
Employee costs	$131	$118	$13
Research & development	87	78	9
Information technology	15	18	(3)
Amortization of acquisition-related intangibles	24	22	2
Other	97	88	9
Selling, general and administrative expenses	$354	$324	$30

Restructuring expense
Restructuring expense was $16 million and $11 million for the nine months ended September 30, 2026 and 2025, respectively. See Note 4, “Restructuring,” for further discussion.

Other operating expense, net
Other operating expense, net was $5 million and $49 million for the nine months ended September 30, 2026 and 2025, respectively. The change in other operating expense, net was primarily driven by a decrease in separation-related costs due to the Company recognizing a $39 million loss in connection with the settlement of separation-related claims with the Former Parent in the prior period. Other operating expense, net was comprised of the following:

	Nine Months Ended September 30,
(in millions)	2026	2025	Change ($)
Merger and acquisition expense	$5	$9	$(4)
Separation-related costs	3	43	(40)
Losses (gains) for other one-time events	1	(2)	3
Other operating income, net	(4)	(1)	(3)
Other operating expense, net	$5	$49	$(44)
Equity in affiliates’ earnings, net of tax
Equity in affiliates’ earnings, net of tax was $13 million and $11 million in the nine months ended September 30, 2026 and 2025, respectively. This line item is driven by the results of the Company’s unconsolidated joint venture.
Interest income
Interest income was $6 million and $11 million in the nine months ended September 30, 2026 and 2025, respectively. The interest income is primarily related to interest earned on funds held in money market, local overnight deposits, and short term investments. The decrease in interest income was primarily due to lower average cash balances and decreasing interest rates.
Interest expense
Interest expense was $62 million and $60 million in the nine months ended September 30, 2026 and 2025, respectively.
Provision for income taxes
Provision for income taxes was $50 million for the nine months ended September 30, 2026, resulting in an effective tax rate of 26%, compared to $59 million, or 41%, for the nine months ended September 30, 2025. The effective tax rate for the nine months ended September 30, 2026 decreased as compared to the prior year due to favorable provision to return adjustments for tax returns filed in the period, a reduction in U.S. tax on foreign earnings and the recognition of an uncertain tax position recorded discretely in the nine month period ended September 30, 2025 that did not recur in the nine month period ended September 30, 2026.
Excluding the impact of items not related to the Company’s ongoing operations, the Company’s effective tax rate associated with ongoing operations was 28% for the nine months ended September 30, 2026 compared to 33% for the nine months ended September 30, 2025.

For further details, see Note 7, “Income Taxes,” to the Condensed Consolidated Financial Statements for the nine months ended September 30, 2026 and 2025.

Net earnings per diluted share and adjusted net earnings per diluted share
The Company’s net earnings per diluted share was $3.79 and $2.10 for the nine months ended September 30, 2026 and 2025, respectively. The Company’s adjusted net earnings per diluted share was $4.64 and $3.79 for the nine months ended September 30, 2026 and 2025, respectively. The Company defines adjusted net earnings per diluted share, a non-GAAP measure, as net earnings per diluted share adjusted to exclude: (i) the impact of restructuring expense, separation-related costs, merger and acquisition expense, impairment charges and other gains, losses and tax effects and adjustments not reflective of the Company’s ongoing operations; and (ii) acquisition-related intangibles amortization expense because it pertains to non-cash expenses that the Company does not use to evaluate core operating performance. Management believes that adjusted net earnings per diluted share is useful to investors in assessing the Company’s ongoing financial performance, as it provides improved comparability between periods through the exclusion of certain items that management believes are not indicative of the Company’s core operating performance.
The following table provides a reconciliation of net earnings per diluted share to adjusted net earnings per diluted share:

	Nine Months Ended September 30,
	2026	2025
Net earnings per diluted share	$3.79	$2.10
Amortization of acquisition-related intangibles	0.63	0.55
Restructuring expense	0.42	0.27
Merger and acquisition expense	0.13	0.22
Separation-related expense	0.08	1.07
Losses (gains) for other one-time events	0.03	(0.05)
Tax effects and adjustments	(0.44)	(0.37)
Adjusted net earnings per diluted share	$4.64	$3.79
Results by Reportable Segment for the nine months ended September 30, 2026 and 2025
The Company’s business is aggregated into two reportable segments: Power Systems and Aftermarket Solutions.
Segment AOI is the measure of segment income or loss used by the Company. Segment AOI is comprised of segment operating income adjusted for restructuring, separation-related costs, merger and acquisition costs, acquisition-related intangible asset amortization expense, impairment charges and other items not reflective of ongoing operating income or loss. The Company believes Segment AOI is most reflective of the operational profitability or loss of its reportable segments.
Segment AOI excludes certain corporate costs, which primarily represent corporate expenses not directly attributable to the individual segments. Corporate expenses not allocated to Segment AOI were $78 million and $75 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in corporate expenses was primarily related to employee compensation mainly driven by the addition of a third tranche of performance stock units under the Company’s stock incentive plan.
Refer to Note 21, “Reportable Segments and Related Information” to the Condensed Consolidated Financial Statements, for more information.

The following table presents Net sales and Segment AOI for the Company’s reportable segments:

	Nine Months Ended September 30,
	2026			2025
(in millions)	Net Sales to Customers	Segment AOI	% Margin	Net Sales to Customers	Segment AOI	% Margin
Power Systems	$1,694	$183	10.8%	$1,617	$184	11.4%
Aftermarket Solutions	1,036	177	17.1%	977	159	16.3%
Totals	$2,730	$360		$2,594	$343
The following table presents the year-over-year change in net sales and Segment AOI for the Company’s reportable segments for the nine months ended:

	Power Systems			Aftermarket Solutions
(in millions)	Net sales	Segment AOI	% Margin	Net sales	Segment AOI	% Margin
September 30, 2025	$1,617	$184	11.4%	$977	$159	16.3%
Core business drivers	11	(6)	(0.5)%	45	13	0.5%
Tariff cost and recovery	(11)	5	0.4%	(5)	12	1.3%
SEM acquisition	32	4	—%	—	—	—%
Foreign currency, SG&A and all other	45	(4)	(0.5)%	19	(7)	(1.0)%
September 30, 2026	$1,694	$183	10.8%	$1,036	$177	17.1%

LIQUIDITY AND CAPITAL RESOURCES
Overview
The Company maintains various liquidity sources, including cash and cash equivalents and the unused portion of its $500 million revolving credit facility maturing in July 2028 (the Revolving Facility). As of September 30, 2026, the Company had liquidity of $813 million, comprised of cash and cash equivalent balances of $436 million and availability on the Revolving Facility of $377 million. Given the Company’s strong liquidity position, management believes that it will have sufficient liquidity and will maintain compliance with all covenants through at least the next 12 months.
At September 30, 2026 and December 31, 2025, the Company had $436 million and $359 million of cash and cash equivalents, respectively, of which $361 million and $330 million, respectively, was held by our subsidiaries outside of the United States. We believe our existing cash and cash flows generated from operations and the Revolving Facility will be responsive to the needs of our current and planned operations for at least the next 12 months and the foreseeable future thereafter. At September 30, 2026, the Company had total debt of $1,093 million. During the quarter ended September 30, 2026, the Company borrowed under the Revolving Facility to prepare for the purchase of the stoba Group, which closed on October 1, 2026. Those amounts borrowed under the Revolving Facility are reflected in Cash and Cash Equivalents, as well as a reduction from the borrowing availability under the Revolving Facility, for the quarter ended September 30, 2026.

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

Cash Flows
Operating Activities
Net cash provided by operating activities was $231 million and $216 million in the nine months ended September 30, 2026 and 2025, respectively. The increase in cash from operating activities for the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025 was primarily due to higher net earnings performance, which contributed to stronger cash generation during the period.
Investing Activities
Net cash used in investing activities was $70 million and $103 million in the nine months ended September 30, 2026 and 2025, respectively. The decrease is primarily related to timing of capital expenditures, as well as the SEM acquisition in the prior period. As a percentage of sales, capital expenditures were 2.6% and 3.7% for the nine months ended September 30, 2026 and 2025, respectively.
Financing Activities
Net cash used in financing activities was $87 million and $245 million in the nine months ended September 30, 2026 and 2025, respectively. The decrease is primarily due to borrowings on the Revolving Facility in order to support acquisition initiatives and regional liquidity needs, lower stock repurchases, and the extinguishment of debt assumed through the SEM acquisition in the prior period.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates disclosures appear in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies And Estimates,” in the Company’s Form 10-K filed on February 12, 2026. There were no material changes to this information during the quarter ended September 30, 2026.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk appear in “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” and “Item 1A - Risk Factors” in the Company’s Form 10-K filed on February 12, 2026. Excluding the information discussed below, there were no material changes to this information during the quarter ended September 30, 2026.
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
In addition, the Company executed an intercompany loan designated as a net investment hedge to mitigate specific exchange rate translation risk. As of September 30, 2026 and December 31, 2025, the Company deferred a pre-tax loss of $5 million for the designated net investment hedge within the cumulative translation account within accumulated other comprehensive income, a component of total shareholders’ equity.

Currency translation adjustments, including the impact of the net investment hedges discussed above, during the nine months ended September 30, 2026 and 2025, are shown in the following tables, which provide the percentage change in U.S. Dollars against the respective currencies and the approximate impacts of these changes recorded within other comprehensive income (loss) for the respective periods.

(in millions, except for percentages)	September 30, 2026
Chinese Renminbi	4%	$24
Indian Rupee	(6)%	$(14)
British Pound	(2)%	$(15)
Euro	(4)%	$(20)

(in millions, except for percentages)	September 30, 2025
Euro	13%	$75
Brazilian Real	16%	$22
British Pound	7%	$20
Chinese Renminbi	3%	$12

Item 4. Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and
15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) that are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.
During the third quarter, the Company implemented a new SAP enterprise resource planning (ERP) system. As part of the implementation, the Company modified certain business processes and internal controls over financial reporting. Other than changes associated with the SAP ERP implementation, there were no changes in the Company's internal control over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors
We face a number of risks and uncertainties that could materially and adversely affect our business, financial condition or results of operations. A discussion of our risk factors can be found in Part I, Item 1A. Risk Factors in the Company’s Form 10-K filed on February 12, 2026. Readers should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. During the three months ended September 30, 2026, there were no material changes to our previously disclosed risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 31, 2023, the Company announced that its Board of Directors authorized a share repurchase program, which share repurchase authorization has been subsequently increased from time to time. On January 29, 2026, the Company announced that its Board of Directors authorized a $150 million increase to its previously approved share repurchase program, for a total share repurchase program of $750 million. As of September 30, 2026, the Company had repurchased $599 million of common stock under its repurchase program, excluding the impact of Federal excise tax. Under the share repurchase program, shares may be repurchased in open market transactions, privately negotiated transactions, or pursuant to one or more accelerated share repurchase programs or Rule 10b5-1 plans in compliance with SEC requirements. The exact amount and timing of any purchases will depend on a number of factors, including trading price, trading volume, and general market conditions. The share repurchase program has no expiration date and may be suspended, discontinued, or resumed at any time. Repurchased shares will be deemed common stock held in treasury and may subsequently be reissued.
Employee transactions include shares of the Company’s common stock withheld by the Company in connection with employees’ payment of taxes associated with the vesting of their restricted stock awards granted under the PHINIA Inc. 2023 Stock Incentive Plan.

The following table provides information about the Company’s purchases of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2026:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under plans or programs (in millions)
July 1, 2026 - July 31, 2026
Common Share Repurchase Program	110,870	$77.73	110,870	$207
August 1, 2026 - August 31, 2026
Common Share Repurchase Program	753,835	$74.29	753,835	$151
Employee transactions	56,201	$68.65

Item 5. Other Information
Trading Arrangements
During the three months ended September 30, 2026, none of the individuals serving as the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, at that time adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*
____________
*Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHINIA Inc.

By:	/s/ Samantha M. Pombier
(Signature)

Samantha M. Pombier
Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)
Date: October 29, 2026